Form 10QSB
period 2004-08-31
CLASSIFIED AD, INC.
filed 2005-07-08
CIK 1321499

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2004
                           File Number 000-51417

                           A CLASSIFIED AD, INC.


------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

        Florida                                       20-1447963
--------------------------------              --------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                       100 VILLAGE SQUARE CROSSING, SUITE 202
                         PALM BEACH GARDENS, FLORIDA  33410
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (561) 207-6395
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]    No [   ]

As of August 31, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

ISSUER: A CLASSIFIED AD, INC.  CUSIP NUMBER: 00089Y 10 9















A CLASSIFIED AD, INC.            Form 10-QSB          AUGUST 31, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           August 31, 2004 and May 31, 2004 . . . . . . . . . . . . . .  4

          Statement of Operations
           Three Months Ended August 31, 2004 and For the Period
           From March 1, 2004, To August 31, 2003 . . . . . . . . . . .  5

          Statement of Changes in Shareholders' Equity
           From March 1, 2004, Through August 31, 2004 . . . . . . . . . 6

          Statement of Cash Flows
           Three Months Ended August 31, 2004 and For the Period
           From March 1, 2004, To August 31, 2003 . . . . . . . .  . . . 7

          Notes to Financial Statements  . . . .  . . . . . . . . . . .  9


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 20

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 27


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 28

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 28

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 36




                                     2


                        Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U. S. Highway 1, Suite 100
                       North Palm Beach, Florida  33408
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
A Classified Ad, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheet of A Classified Ad, Inc. as of August 31, 2004 and May 31, 2004, and the related statements of operations, for the three-month periods ended August 31, 2004 and for the period from March 1, 2004, to August 31, 2003, the statement of changes in stockholders' equity from March 1, 2004 through August 31, 2004, and the statement of cash flows for the three-month periods ended August 31, 2004 and for the period from March 1, 2004, to August 31, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of A Classified Ad, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
May 13, 2005







                                     3


A CLASSIFIED AD, INC.
BALANCE SHEET
(UNAUDITED)
                                               AUGUST 31, 2004    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      10,000   $         -
         Prepaid Expense                                    -             -
                                                  ------------   ------------
             Total Current Assets                      10,000             -
                                                  ------------   ------------

         Property and Equipment, Net                    1,506          1,589
                                                  ------------   ------------
                                                        1,506          1,589

         Other Assets
            Intangible Assets, Net                        153            156
                                                  ------------   ------------
             Total Other Assets                           153            156
                                                  ------------   ------------

TOTAL ASSETS                                    $      11,659   $      1,745
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          -
            Notes Payable                                  70              -
            Shareholder Loans                          10,000             70
                                                  ------------   ------------
         Total Current Liabilities                     10,072             70
                                                  ------------   ------------
     Total Liabilities                                 10,072             70
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996          4,996
         Paid-in-Capital                               (3,259)        (3,259)
         Accumulated deficit                             (150)           (62)
                                                  ------------   ------------
  Total Stockholders' Equity                            1,587          1,675
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $     11,659   $      1,745
                                                  ============   ============





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     4
A CLASSIFIED AD, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004 TO AUGUST 31, 2003
(UNAUDITED)

                                             AUGUST 31, 2004   AUGUST 31, 2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                 82                -
                                                 ------------     ------------
                Gross Profit                             (82)               -

    Operating Expenses
            General and Administrative                     2                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                         6                -

                                                 ------------     ------------
          Loss from Operations                           (88)               -
                                                 ------------     ------------
   Net Loss                                      $       (88)     $         0
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)      $      .00
                                                 ============     ============


Weighted Average Shares Outstanding                49,955,112                0
                                                 ============     ============
















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                     5
A CLASSIFIED AD, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MARCH 1, 2004, THROUGH AUGUST 31, 2004
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                  0       0          0          0           0
  March 1, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100       0       1737          0        1737

Net Loss                 -        -         -        (62)        (62)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0     1,737        (62)      1,675

Cancellation of
 Common Stock
 by eCom eCom         (100)      (0)       (0)         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996    (4,996)         0           0

Net Loss                 -        -         -        (88)        (88)
                ----------- -------- --------- ---------- -----------
Balance,
 Aug 31, 2004   49,955,112   $4,996  $ (3,259)   $  (150)    $ 1,587

                =========== ======== ========= ========== ===========

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                   6

A CLASSIFIED AD, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004 TO AUGUST 31, 2003

(UNAUDITED)

                                             AUGUST 31, 2004   AUGUST 31, 2003
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers              $          0       $            -
    Cash paid to suppliers of goods
        and services                                     0                    -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
    Interest Received                                    0                    -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                            0                    -
                                            _______________    ________________
Cash Flows From Investing Activities
    Payment of Intangible Assets                         0                    -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  0                    -
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders             10,000                    -
    Proceeds of Loans from Related Company               0                    -
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                       10,000                    -
                                            _______________    ________________
Net Increase / (Decrease) in Cash                   10,000                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and
  March 1, 2004                                          0                    -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Aug 31, 2004 and 2003         $     10,000       $            -
                                            ===============    ================





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     7




A CLASSIFIED AD, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004 TO AUGUST 31, 2003

(UNAUDITED)


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                             AUGUST 31, 2004   AUGUST 31, 2003
                                           _________________   ________________

    Net Income (Loss)                        $         (88)     $            -
    Add items not requiring outlay of cash:
      Depreciation and amortization                     86                   -
    Cash was increased by:
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $           -     $             -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

On March 1, 2004, the Company acquired approximately $1,737 in tangible and intangible assets distributed from eCom eCom.com, Inc. as part of the spin-off from its Parent Company.











See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8


A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

A Classified Ad, Inc. (the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which originally traded on the OTC/Bulletin Board under the symbol 'ECEC.'Due to reasons stated below, eCom was de-listed from the OTCBB to the Pink Sheets, but is taking the necessary steps to be re-listed on the OTCBB.
The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

On February 6, 1999, the Company acquired the A Classified Ad web site. This acquisition included the rights to the completed technology, customer lists and domain name. Included in the purchase of the A Classified Ad web site were the rights to the Official NP Magazine, a monthly Internet consumer report provided to subscribers via e-mail.

The Spin-Off.

The Company was one of ten (10) wholly owned subsidiaries of eCom, with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all ten (10) of its business units collectively. Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off its subsidiaries into independent companies in the belief that independent companies, each with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners which sought involvement with only one of eCom's subsidiaries, rather than involvement with the multi-faceted eCom.

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.,("American Capital") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of A Classified Ad, Inc. and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A copy of this press release appended hereto as Exhibit 99.5 Paragraph two (2) of this release stated the following:



                                        9
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

"The plan to spin-off eCom's ten wholly owned subsidiaries has been completed and the Company is now in the process of acquiring certain businesses for each spin-off. To date, the Company has accomplished two (2) acquisitions and has four (4) more under agreement. When announced, eCom shareholders as of the Date of Payment (distribution of stock) for each spin-off will receive new shares in that company."

On April 14, 2004, eCom filed Form 10QSB, file number 000-23617, accession number 0001000459-04-000005. As stated in ITEM 2, Management's Discussion and Analysis, 'All ten (10) business subsidiaries have been spun off into independent operating public companies.'

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No.4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft, Company           FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

The motion in the above described June 4, 2004 Board Resolution included the instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST) to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding, contrary to what board members Richard Turner and Barney A. Richmond had been previously advised by Chairman Panaia, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and accordingly, the shares were not issued as stated.



                                        10

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all parties could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes.

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American

Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including it's de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc.  The Bankruptcy proceedings were initiated in an




                                        11
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million.
Since 1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink Sheets, with a 52-week high of $0.23, and an ask price of $.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated.

In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants,




                                        12
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

Wieseneck & Andres, P.A. This liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

During the period from late December 2004 thru mid-March 2005, American
Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to all of the spin-off companies. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

On January 24, 2005, eCom was de-listed from trading on the OTC Bulletin Board and began trading on the Pink Sheets for failure to file the Company's November Form 10QSB. This de-listing was due to the fact the Company's auditors had not been paid. Therefore, in accordance with the Sarbanes-Oxley Act, the auditors could not be determined to be "independent". Accordingly, eCom lost additional market value, thereby further injuring creditors and shareholders of the company.

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eCom eCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements,

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy
Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are totally complete.
On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
 A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of A Classified Ad, Inc. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 31, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements are subject to Bankruptcy Court approval, which hearing is scheduled for June 6, 2005.

On behalf of eCom, American Capital holdings has filed the requisite filings to bring eCom current. The accession number eCom's November 30, 2004 Form 10-QSB is 0001000459-00-000000, and the accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-00-000000. eCom's file number is 000-23617.

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.
---  end of May 31, 2005 8-K --

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

On June 2, 2005, eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

In accordance with the terms set forth in the May 27, 2005 eCom eCom.com, Inc. SEC 8K filing (SEC Accession No. 00010000459-05-000001) the common share certificates of the below listed spinoff companies were sent via United States Postal First Class Certified Mail (Return Receipt Requested) today, June 2, 2005, to each of the below listed former subsidiary companies of eCom to all of the shareholders as of the record date of May 27, 2005.

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft, Company               CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.
--  end of June 2, 2005 8-K --


On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies.Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

The Company does not have any off-balance sheet arrangements.
                                        17

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, USE OF ESTIMATES
The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION
Revenue and dividends from investments are recognized at the time the investment dividends are declared payable by the underlying investment. Capital gains and losses are recorded on the date of sale of the investment.

CASH
Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
It is the policy of management to review the outstanding accounts receivable at year end, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts.

DEPRECIATION
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

AMORTIZATION
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible asset shall be amortized over management's best estimate of its useful life.
An intangible asset with an indefinite useful life is not amortized. The useful life to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None




                                       18

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

NOTE E - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through August 31, 2004 and 2003 is $141 and $0.

Depreciation expense for the three month period is $82 and is included in the cost of sales.


NOTE F - PREPAID EXPENSES

None

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending August 31, 2004 and May 31, 2004 is $7 and $4 respectively. Amortization expense for the periods ending August 31, 2004 and August 31, 2003 is $4 and $0 respectively.

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTES PAYABLES

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2004 totals approximately $150. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


                                        20

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

NOTE K - INCOME TAXES (CONTINUED0

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the three months ended August 31, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    August 31, 2004
                                                    --------------
         Loss carry forward for tax purposes        $         150
                                                    ==============
         Deferred tax asset (34%)                              51
         Valuation allowance                                  (51)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============









                                        20


A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004

NOTE M - DEFERRED TAX ASSET

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of August 31, 2004 was approximately
$150. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for its' operations.

American Capital Holdings, Inc. is owed $10,000.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized.
The Company adapted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 had no impact on the Company's operating results or financial position.



                                        21

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2004
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted on June 1, 2003 and did not have a material effect on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The Company has adopted SFAS No. 150 and the adoption has had no impact on the Company's operating results or financial position.

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives in proportion to the economic benefits consumed. Such intangible assets remain subject to the impairment provisions of SFAS No. 121. Intangible assets with indefinite useful lives will be tested for impairment annually in lieu of being amortized. The impact of adopting SFAS Nos. 141 and 142 will not cause a material change in the Company's consolidated financial statements as of the date of this report.


















                                     22

A CLASSIFIED AD, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Spin-Off.

The Company was one of ten (10) wholly owned subsidiaries of eCom, with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all ten (10) of its business units collectively. Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off its subsidiaries into independent companies in the belief that independent companies, each with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners which sought involvement with only one of eCom's subsidiaries, rather than involvement with the multi-faceted eCom.

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.,("American Capital")

The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of A Classified Ad, Inc. and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A copy of this press release appended hereto as Exhibit 99.5 Paragraph two (2) of this release stated the following:

"The plan to spin-off eCom's ten wholly owned subsidiaries has been completed and the Company is now in the process of acquiring certain businesses for each spin-off. To date, the Company has accomplished two (2) acquisitions and has four (4) more under agreement. When announced, eCom shareholders as of the Date of Payment (distribution of stock) for each spin-off will receive new shares in that company."

On April 14, 2004, eCom filed Form 10QSB, file number 000-23617, accession number 0001000459-04-000005. As stated in ITEM 2, Management's Discussion and Analysis, 'All ten (10) business subsidiaries have been spun off into independent operating public companies.'

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.
                                     23

A CLASSIFIED AD, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No.4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft, Company           FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

The motion in the above described June 4, 2004 Board Resolution included the instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST) to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding, contrary to what board members Richard Turner and Barney A. Richmond had been previously advised by Chairman Panaia, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and accordingly, the shares were not issued as stated. Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all parties could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes.

A CLASSIFIED AD, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including it's de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million.
Since 1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink Sheets, with a 52-week high of $0.23, and an ask price of $.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the

A CLASSIFIED AD, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

During the period from late December 2004 thru mid-March 2005, American
Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

On January 24, 2005, eCom was de-listed from trading on the OTC Bulletin Board and began trading on the Pink Sheets for failure to file the Company's November Form 10QSB. This de-listing was due to the fact the Company's auditors had not been paid. Therefore, in accordance with the Sarbanes-Oxley Act, the auditors could not be determined to be "independent". Accordingly, eCom lost additional market value, thereby further injuring creditors and shareholders of the company.

A CLASSIFIED AD, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eCom eCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are totally complete.
On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
 A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

A CLASSIFIED AD, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of A Classified Ad, Inc. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 31, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements are subject to Bankruptcy Court approval, which hearing is scheduled for June 6, 2005.

                                     28
A CLASSIFIED AD, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


On behalf of eCom, American Capital holdings has filed the requisite filings to bring eCom current. The accession number eCom's November 30, 2004 Form 10-QSB is 0001000459-00-000000, and the accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-00-000000. eCom's file number is 000-23617.

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:


Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.
---  end of May 31, 2005 8-K --

A CLASSIFIED AD, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On June 2, 2005, eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

In accordance with the terms set forth in the May 27, 2005 eCom eCom.com, Inc. SEC 8K filing (SEC Accession No. 00010000459-05-000001) the common share certificates of the below listed spinoff companies were sent via United States Postal First Class Certified Mail (Return Receipt Requested) today, June 2, 2005, to each of the below listed former subsidiary companies of eCom to all of the shareholders as of the record date of May 27, 2005.

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft, Company               CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.

--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies.Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

The Company does not have any off-balance sheet arrangements.

A CLASSIFIED AD, INC.


RISK FACTORS. The Company's business is subject to numerous risk factors, including the following:

NO OPERATING REVENUES. The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations. While the Company intends to try to run these operations profitably, there can be no assurance that the Company will be successful will be profitable.

SUCCESS OF OPERATIONS WILL DEPEND ON THE AVAILABILITY OF CAPITAL. The Company intends to profit from the success of implementing its business model. The Company will require significant capital. If the Company is not able to raise the funds to provide this capital, or to otherwise locate the required capital for these businesses, they may never attain profitability.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. The Company's directors and officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the limited time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST - GENERAL. Certain conflicts of interest may exist from time to time between the Company and its officers and directors. They have other business interests to which they devote their attention, and they will continue to do so. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with the fiduciary duties of management to the Company.


NO PUBLIC MARKET CURRENTLY EXISTS. There is currently no public market for the Company's common stock, and it is not expected that any such market will develop until such time as the Company has filed a Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has declared that Registration Statement to be effective. There can be no assurance that a market will in fact develop at any time, or that a shareholder ever will be able to liquidate his investment without considerable delay. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's stock.

A CLASSIFIED AD, INC.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


CONCLUSIONS:
Based upon the Controls Evaluation, the CEO/CHAIRMAN and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO/CHAIRMAN and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

A CLASSIFIED AD, INC.






PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

The Spin-Off.

The Company was one of ten (10) wholly owned subsidiaries of eCom, with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all ten (10) of its business units collectively. Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off its subsidiaries into independent companies in the belief that independent companies, each with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners which sought involvement with only one of eCom's subsidiaries, rather than involvement with the multi-faceted eCom.

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating subsidiary companies.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.,("American Capital")

The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of A Classified Ad, Inc. and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.
                                     33
A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A copy of this press release appended hereto as Exhibit 99.5 Paragraph two (2) of this release stated the following:

"The plan to spin-off eCom's ten wholly owned subsidiaries has been completed and the Company is now in the process of acquiring certain businesses for each spin-off. To date, the Company has accomplished two (2) acquisitions and has four (4) more under agreement. When announced, eCom shareholders as of the Date of Payment (distribution of stock) for each spin-off will receive new shares in that company."

On April 14, 2004, eCom filed Form 10QSB, file number 000-23617, accession number 0001000459-04-000005. As stated in ITEM 2, Management's Discussion and Analysis, 'All ten (10) business subsidiaries have been spun off into independent operating public companies.'

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001,SEC CIK number 0001288012,with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No.4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft, Company           FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

The motion in the above described June 4, 2004 Board Resolution included the instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST) to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding, contrary to what board members Richard Turner and Barney A. Richmond had been previously advised by Chairman Panaia, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and accordingly, the shares were

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)

not issued as stated. Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all parties could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes.

Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including it's de-listing from the OTCBB, as described below.

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)


are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

In 1999, eCom reached record trading volume and a historical high share price of $21.50, with a resulting market capitalization of around $250 million.
Since 1999, eCom has been in a state of steady decline. When eCom was unable to pay their auditors, they were de-listed from the OTCBB to the Pink Sheets, which is further detailed below. Currently eCom is thinly traded on the Pink Sheets, with a 52-week high of $0.23, and an ask price of $.06 cents per share. eCom's market capitalization has shrunk to less than $3.0 million, which, without a qualified reorganization plan, could easily shrink further, as eCom has a negative net worth.

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)


During the period from late December 2004 thru mid-March 2005, American
Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance to honor what was promised to eCom's shareholders. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

On January 24, 2005, eCom was de-listed from trading on the OTC Bulletin Board and began trading on the Pink Sheets for failure to file the Company's November Form 10QSB. This de-listing was due to the fact the Company's auditors had not been paid. Therefore, in accordance with the Sarbanes-Oxley Act, the auditors could not be determined to be "independent". Accordingly, eCom lost additional market value, thereby further injuring creditors and shareholders of the company.

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eCom eCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are totally complete.
On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
 A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5


In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of A Classified Ad, Inc. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)

new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.
An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 31, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

On June 3, 2005, eCom, through a $100,000 Debtor In Possession Financing Agreement with American Capital Holdings, Inc., entered into an engagement agreement to retain the legal services of Kluger, Peretz, Kaplan & Berlin to represent the Company in its aforementioned reorganization plans. Both of the financing and legal representation agreements are subject to Bankruptcy Court approval, which hearing is scheduled for June 6, 2005.


On behalf of eCom, American Capital holdings has filed the requisite filings to bring eCom current. The accession number eCom's November 30, 2004 Form 10-QSB is 0001000459-00-000000, and the accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-00-000000. eCom's file number is 000-23617.

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)



On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:


Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.
---  end of May 31, 2005 8-K --

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)

On June 2, 2005, eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

In accordance with the terms set forth in the May 27, 2005 eCom eCom.com, Inc. SEC 8K filing (SEC Accession No. 00010000459-05-000001) the common share certificates of the below listed spinoff companies were sent via United States Postal First Class Certified Mail (Return Receipt Requested) today, June 2, 2005, to each of the below listed former subsidiary companies of eCom to all of the shareholders as of the record date of May 27, 2005.

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft, Company               CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.

--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies.Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

The Company does not have any off-balance sheet arrangements.

A CLASSIFIED AD, INC.

ITEM 6. Exhibits and Reports on Form 8-K.





     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CE0 on page 22

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO on page 23

     Exhibit 32    Section 1350 Certification on page 24

     Exhibit 99.1 eCom eCom.com Inc. Form 10QSB filed April 14, 2004 with the Securities and Exchange Commission, file number 000-23617, accession number 0001000459-04-000005.(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.2 CUSIP SERVICE BUREAU, filed by the company on March 3, 2005. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005 (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.5 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.6 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed May 31, 2005(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.7 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc. (incorporated by reference to the Company's Form 10SB)

A CLASSIFIED AD, INC.

(b) Reports on Form 8-K:
     None
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

July 8, 2005                       By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                            Chief Executive Officer

July 8, 2005                       By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer

SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of A CLASSIFIED AD, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



                                     36

A CLASSIFIED AD, INC.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 8, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
President

EXHIBIT 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of A CLASSIFIED AD, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

                                     37
A CLASSIFIED AD, INC.

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: July 8, 2005

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A CLASSIFIED AD, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending August 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
                                     38
A CLASSIFIED AD, INC.

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/    Barney A. Richmond
      ---------------------------
      Barney A. Richmond
      President
      Date: July 8, 2005

/s/     Richard C. Turner
      --------------------------
      Richard C. Turner
      Chief Financial Officer
      Date: July 8, 2005







[A signed original of this written statement required by Section 906 has been provided to A CLASSIFIED AD, INC. and will be retained by A CLASSIFIED AD, INC. Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.
















                                     39