Form 10QSB
period 2004-11-30
CLASSIFIED AD, INC.
filed 2005-07-08
CIK 1321499

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                           File Number
                           CIK Number 0001321499

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

As of November 30, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

On March 3, 2005 A Classified Ad, Inc. applied and received: 00089Y 10 9 (attached as Exhibit 99.2)


On March 23, 2005 A Classified Ad, Inc. received CIK Number: 0001321499 (attached as Exhibit 99.4)









A CLASSIFIED AD, INC.            Form 10-QSB          NOVEMBER 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           November 30, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Statements of Operations
           Six Months Ended November 30, 2004 and For the Period from
           March 1, 2004, to  November 30, 2003 . . . . . . . . . . . .  5

          Statements of Operations
           Three Months Ended November 30, 2004 and For the Period from
           March 1, 2004, to  November 30, 2003 . . . . . . . . . . . .  6

          Statement of Changes in Shareholders' Equity
           From March 1, 2004, Through November 30, 2004 . . . . .  . .  7

          Statements of Cash Flows
           Six Months Ended November 30, 2004 and For the Period from
           March 1, 2004, to  November 30, 2003. . .. . . . . . . .  . . 8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 21

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 27


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 28

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 28

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 28

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
A Classified Ad, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of A Classified Ad, Inc. as of November 30, 2004 and May 31, 2004, and the related statements of operations, for the three-month periods and the six-month periods ended November 30, 2004, and for the period from March 1, 2004, to November 30, 2003, the statement of changes in stockholders' equity from March 1, 2004, through November 30, 2004, and the statements of cash flows for the six-month ended November 30, 2004 and for the period from March 1, 2004, through November 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of A Classified Ad, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
May 13, 2005








                                     3
A CLASSIFIED AD, INC.
BALANCE SHEET
(UNAUDITED)
                                            NOVEMBER 30, 2004    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      1,494     $        -
         Prepaid Expense                                   -              -
                                                  ------------   ------------
             Total Current Assets                      1,494              -

    Fixed Assets
         Property & Equipment, Net                     1,424          1,589
                                                  ------------   ------------
             Total Fixed Assets                        1,424          1,589

         Other Assets
            Intangible Assets, Net                       149            156
                                                  ------------   ------------
             Total Other Assets                          149            156
                                                  ------------   ------------

TOTAL ASSETS                                    $      3,067    $     1,745
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $          2    $         -
            Notes Payable                              2,570             70
            Shareholder Loans                          5,000              -
                                                  ------------   ------------
         Total Current Liabilities                     7,572             70
                                                  ------------   ------------
     Total Liabilities                                 7,572             70
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized,49,955,112 shares issued
          and outstanding                               4,996         4,996
         Paid-in-Capital                               (3,259)       (3,259)
         Accumulated deficit                           (6,242)          (62)
                                                  ------------   ------------
  Total Stockholders' Equity (Deficit)                 (4,505)        1,675
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $     3,067   $     1,745
                                                  ============   ============




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A CLASSIFIED AD, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004, TO NOVEMBER 30, 2003
(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                165                -
                                                 ------------     ------------
                Gross Profit                            (165)               -

    Operating Expenses
            General and Administrative                 6,008                -
            Sales and Marketing                            -                -
            Amortization                                   7                -
                                                 ------------     ------------
          Total Operating Expenses                     6,015               -

                                                 ------------     ------------
          Loss from Operations                        (6,180)               -
                                                 ------------     ------------

   Net Loss                                      $    (6,180)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A CLASSIFIED AD, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004, TO NOVEMBER 30, 2003

(UNAUDITED)

                                          NOVEMBER 30, 2004   NOVEMBER 30, 2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                 82                -
                                                 ------------     ------------
                Gross Profit                             (82)               -

    Operating Expenses
            General and Administrative                 6,006                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                     6,010                -

                                                 ------------     ------------
          Loss from Operations                        (6,092)               -
                                                 ------------     ------------

   Net Loss                                      $    (6,092)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============













See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A CLASSIFIED AD, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2004
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                  0       0          0          0           0
  March 1, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100       0       1737          0        1737

Net Loss                 -        -         -        (62)        (62)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0     1,737        (62)      1,675

Cancellation of
 Common Stock
 by eCom eCom         (100)      (0)       (0)         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996    (4,996)         0           0

Net Loss                 -        -         -     (6,180)     (6,180)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 31, 2004   49,955,112   $4,996  $ (3,259)   $(6,242)    $(4,505)

                =========== ======== ========= ========== ===========
















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

A CLASSIFIED AD, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004, TO NOVEMBER 30, 2003

(UNAUDITED)

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers             $           0       $            -
    Cash paid to suppliers of goods
        and services                                (6,006)                   -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
    Interest Received                                    0                    -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                       (6,006)                   -
                                            _______________    ________________
Cash Flows From Investing Activities
    Acquisition of Intangible Assets                     0                    -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  0                   -
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders             10,000                    -
    Proceeds of Loans from Related Company           2,500                    -
    Payments to Stockholders                        (5,000)
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                        7,500                    -
                                            _______________    ________________
Net Increase / (Decrease) in Cash                    1,494                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and
 March 1, 2004                                           0                    -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Nov 30, 2004 and 2003         $      1,494       $            -
                                            ===============    ================







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8
A CLASSIFIED AD, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
MARCH 1, 2004, TO NOVEMBER 30, 2003

(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                           _________________   ________________

    Net Income (Loss)                        $      (6,180)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                    172                   -
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (6,006)      $           -
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

                                     9
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

A Classified Ad, Inc. (the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.'
The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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



                                     10
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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






                                     11
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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




                                     12

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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




                                     14
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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


                                     14


A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are complete.

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

                                       15
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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








                                     16

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

--  end of June 2, 2005 8-K --


                                     17
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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




                                     18
A CLASSIFIED AD, INC.


DEPRECIATION
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.


AMORTIZATION
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible asset shall be amortized over management's best estimate of its useful life.
An intangible asset with a indefinite useful life is not amortized. The useful life to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.


NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT
Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through November 30, 2004 and 2003 is $224 and $0.

Depreciation expense for the six and three month periods is $165 and $82 and is included in the cost of sales.


NOTE F - PREPAID EXPENSES

None

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending November 30, 2004 and May 31, 2004 is $16 and $4 respectively. Amortization expense for the periods ending November 30, 2004 and 2003 is $7 and $0 respectively.

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTES PAYABLE



                                     19
A CLASSIFIED AD, INC.

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2004 totals approximately $242. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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


NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the six months ended November 30, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

A CLASSIFIED AD, INC.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    February 29, 2004
                                                    --------------
         Loss carry forward for tax purposes        $         242
                                                    ==============
         Deferred tax asset (34%)                              82
         Valuation allowance                                  (82)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2004 was approximately
$242. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

American Capital is owed $5,000 and Pro Card Corp. is owed $2500.

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

A CLASSIFIED AD, INC.

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

                                    34
A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.
                                    35
A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)


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

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)


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

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)


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

A CLASSIFIED AD, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32    Section 1350 Certification

     Exhibit 99.1 eCom eCom.com Inc. Form 10QSB filed April 14, 2004 with the Securities and Exchange Commission, file number 000-23617, accession number 0001000459-04-000005.(incorporated by reference to the Company's Form10SB)

     Exhibit 99.2 CUSIP SERVICE BUREAU, filed by the company on March 3, 2005. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with Florida Department of State(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005(incorporated by reference to the Company's Form10SB)

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A CLASSIFIED AD, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:

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