Form 10QSB
period 2005-02-28
CLASSIFIED AD, INC.
filed 2005-07-08
CIK 1321499

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2005
                           File Number 000-51417
                           CIK Number 0001321499
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

As of February 28, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

On March 3, 2005 A Classified Ad, Inc. applied and received: 00089Y 10 9 (attached as Exhibit 99.2)


On March 23, 2005 A Classified Ad, Inc. received CIK Number: 0001321499 (attached as Exhibit 99.4)










A CLASSIFIED AD, INC.            Form 10-QSB          FEBRUARY 28, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . . . . 3

          Balance Sheets
           February 28, 2005 and May 31, 2004 . . . . . . . . . . . . . . . 4

          Statement of Operations
           Three Months Ended February 28, 2005 and For the Period
           From March 1, 2004, to February 28, 2004 . . . . . . . . . . . . 5

          Statement of Operations
           Nine Months Ended February 28, 2005 and For the Period
           From March 1, 2004, to February 28, 2004 . . . . . . . . . . . . 6

          Statement of Changes in Shareholders' Equity
           From March 1, 2004, Through February 28, 2005  . . . . . . . . . 7

          Statement of Cash Flows
           Nine Months Ended February 28, 2005 and For the Period
           From March 1, 2004, to February 28, 2004 . . . . . . . . . . . . 8

          Notes to Financial Statements  . . . . . . . . . . . . . . . . . 10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . .  23

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . .  32


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings   . . . . . . . . . . .. . . . . .  . . . . . . . 33

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds  . . . . . . . . . . . . . . . . . . . .  . .. . . . . . . 33

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . .  33

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . .  33

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . .  33

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .42

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . .43


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
A Classified Ad, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheet of A Classified Ad, Inc. as of February 28, 2005 and May 31, 2004, and the related statements of operations, for three and nine month periods ended February 28, 2005 and for the period from March 1, 2004, to February 29, 2004, the statement of changes in stockholders' equity from March 1, 2004 through February 28, 2005, and the statement of cash flows for the nine month periods ended February 28, 2005 and for the period from March 1, 2004, to February 29, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of A Classified Ad, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
May 13, 2005








                                     3

A CLASSIFIED AD, INC.
BALANCE SHEET
(UNAUDITED)
                                            FEBRUARY 28, 2005    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $         188   $          -
         Prepaid Expense                                    -              -
         Notes Receivable                                   -              -
                                                 ------------   ------------
             Total Current Assets                         188              -
                                                  ------------   ------------
    Property & Equipment, Net                           1,341          1,589

    Other Assets
         Intangible Assets, Net                           146            156
                                                  ------------   ------------
             Total Other Assets                           146            156
                                                  ------------   ------------
TOTAL ASSETS                                    $       1,675   $      1,745
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          -
            Notes Payable                               3,270             70
            Shareholder Loans                           5,150              -
                                                  ------------   ------------
         Total Current Liabilities                      8,422             70
                                                  ------------   ------------
     Total Liabilities                                  8,422             70
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996          4,996
         Paid-in-Capital                               (3,259)        (3,259)
         Accumulated deficit                           (8,484)           (62)
                                                  ------------   ------------
  Total Stockholders' Equity(Deficit)                  (6,747)         1,675
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $      1,675   $      1,745
                                                  ============   ============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     4

A CLASSIFIED AD, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2005 AND FOR THE PERIOD FROM
MARCH 1, 2004 TO FEBRUARY 29, 2004
(UNAUDITED)

                                                      2005            2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                247                -
                                                 ------------     ------------
                Gross Profit                            (247)               -

    Operating Expenses
            General and Administrative                 2,156                -
            Sales and Marketing                            -                -
            Amortization                                   4
                                                 ------------     ------------
          Total Operating Expenses                     2,160                -

                                                 ------------     ------------
          Loss from Operations                        (2,242)               -
                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
   Net Other Expenses                                      -                -

                                                 ------------     ------------
   Net Loss                                      $    (2,242)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     5
A CLASSIFIED AD, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005 AND FOR THE PERIOD FROM
MARCH 1, 2004 TO FEBRUARY 29, 2004
 (UNAUDITED)

                                                      2005              2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                247                -
                                                 ------------     ------------
                Gross Profit                            (247)               -

    Operating Expenses
            General and Administrative                 8,164                -
            Sales and Marketing                            -                -
            Amortization                                  11                -
                                                 ------------     ------------
          Total Operating Expenses                     8,175                -

                                                 ------------     ------------
          Loss from Operations                        (8,422)               -

    Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
    Net Other Expenses                                     -                -

                                                 ------------     ------------
   Net Loss                                      $    (8,422)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     6
A CLASSIFIED AD, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2005
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                  0        0          0        0            0
  March 1, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100        0     1,737         0        1,737

Net Loss                 -        -         -       (62)         (62)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0     1,737       (62)       1,675

Cancellation of
 Common Stock
 by eCom eCom         (100)      (0)       (0)         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112      4,996  (4,996)         0           0

Net Loss                 -        -         -     (8,422)     (8,422)
                ----------- -------- --------- ---------- -----------
Balance,
 Feb 28, 2005   49,955,112      4,996  (3,259)    (8,484)     (6,747)
                =========== ======== ========= ========== ===========


















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     7
A CLASSIFIED AD, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005 AND FOR THE PERIOD FROM
MARCH 1, 2004 TO FEBRUARY 29, 2004
 (UNAUDITED)

                                        February 28, 2005      February 29, 2004
                                           _______________      ________________

Cash Flows From Operating Activities
    Cash received from customers           $             -      $             -
    Cash paid to suppliers of goods
        and services                                (8,162)                   -
    Income Taxes Paid                                    -                    -
    Interest Paid                                        -                    -
    Interest Received                                    -                    -
                                            _______________     ________________
        Net Cash Flows Used in
         Operating Activities                       (8,162)                   -
                                            _______________     ________________
Cash Flows From Investing Activities
    Payment of Intangible Assets                         -                    -
                                            _______________     ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                    -
                                            _______________     ________________
Cash Flows From Financing Activities
    Loans from related companies                     3,200                    -
    Loans from stockholders                         10,150                    -
    Payment to stockholders                         (5,000)                   -
                                             _______________     _______________
                                                     8,350
        Net Cash Flows Provided By
         Financing Activities                                                 -
                                            _______________     ________________
Net Increase / (Decrease) in Cash                      188                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and
 March 1, 2004                                           0                    -
                                            _______________     ________________
Cash and Cash Equivalents at
 End of Period, Feb 28, 2005 and 2004       $          188      $             -
                                            ===============     ================








See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     8
A CLASSIFIED AD, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005 AND FOR THE PERIOD FROM
MARCH 1, 2004 TO FEBRUARY 29, 2004
 (UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                           _________________   ________________

    Net Income (Loss)                        $      (8,422)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                    258                   -
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (8,162)      $           -
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


                                     9
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eCom eCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.
                                     14

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution
                                     15

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

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

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5
                                     16

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.
---  end of May 31, 2005 8-K --





-------------------------------------------------------------------------------

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

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT
Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 28, 2005 and 2004 is $306 and $0.

Depreciation expense for the six and three month periods is $347 and $82, respectively, and is included in the cost of sales.


NOTE F - PREPAID EXPENSES

None

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending February 5, 2005 and May 31, 2004 is $14 and $4, respectively. Amortization expense for the periods ending February 28, 2005 and February 28, 2004 is $4 and $0, respectively.

NOTE H - OTHER ASSETS

None

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005


NOTE I - STOCKHOLDER LOANS AND NOTES PAYABLE

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2005 totals approximately $484. These carryforwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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


NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the nine months ended February 28, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005



NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance
sheets is as follows:                              February 28, 2005
                                                    --------------
         Loss carry forward for tax purposes        $         484
                                                    ==============
         Deferred tax asset (34%)                             185
         Valuation allowance                                 (185)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2005 was approximately
$484. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

American Capital is owed $5,150. Pro Card Corp. is owed $2,500. Swap and Shop.net Corp. is owed $700.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore, assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.
                                     21

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005


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

The Company does not have any off-balance sheet arrangements.
                                     30

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



                                     31

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



                                     32



A CLASSIFIED AD, INC.




PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS

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

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)



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

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)


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

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)


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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.
                                     39
A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)

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




A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)



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

--  end of June 2, 2005 8-K --











                                     41

A CLASSIFIED AD, INC.
ITEM 5. SUBSEQUENT EVENTS  (CONTINUED)


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CE0 on page 22

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO on page 23

     Exhibit 32    Section 1350 Certification on page 24

     Exhibit 99.1 eCom eCom.com Inc. Form 10QSB filed April 14, 2004 with the Securities and Exchange Commission, file number 000-23617, accession number 0001000459-04-000005. (incorporated by reference to the Company's Form10SB for the period ended February 28, 2005)

     Exhibit 99.2 CUSIP SERVICE BUREAU, filed by the company on March 3, 2005. (incorporated by reference to the Company's Form10SB for the period ended February 28, 2005)

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State(incorporated by reference to the Company's Form10SB for the period ended February 28, 2005)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005(incorporated by reference to the Company's Form10SB for the period ended February 28, 2005)
     Exhibit 99.5 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's Form 10SB for the period ended February 28, 2005)

     Exhibit 99.6 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed May 31,
                   2005(incorporated by reference to the Company's Form
                   10SB)

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

July 8, 2005                       By:  /s/  Barney A. Richmond
                                            Barney A. Richmond,
                                            Chief Executive Officer

July 8, 2005                       By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer





SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of A CLASSIFIED AD, INC.

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

                                     43
A CLASSIFIED AD, INC.

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


Date: July 8, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
President

EXHIBIT 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of A CLASSIFIED AD, INC.

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of A CLASSIFIED AD, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:


A CLASSIFIED AD, INC.

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