Form 10KSB
period 2005-05-31
CLASSIFIED AD, INC.
filed 2005-08-01
CIK 1321499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended May 31, 2005
                   --------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-51417
                        --------------------------------

                               A CLASSIFIED AD, INC.

                        --------------------------------
                 (Name of small business issuer in its charter)


       Florida                                          20-1447963
       ------                                           ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


        100 Village Square Crossing, Suite 202                   33410
                Palm Beach Gardens, FL
        -------------------------------------------------        -----
        (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code: (561) 207-6395


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

     Common Stock, par value $.01 per share  CUSIP NUMBER: 00089Y 10 9
     -------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year:     $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:       Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2005 the issuer had 5,499,503 shares of common stock, $.01 Par Value, outstanding.]


Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__








































A CLASSIFIED AD, INC.                            Form 10-KSB     MAY 31, 2005

INDEX

                                                                    PAGE NO.
PART I


ITEM 1    DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 4

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . 12

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 12

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . 13

ITEM 6    MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . 13

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . .  . F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  . . . . . . . . 43

ITEM 8A   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . 43

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS . . . . . . . 44

ITEM 10  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . 45

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 45

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 45

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 46

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . . 47

SIGNATURES AND CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . 47














A CLASSIFIED AD, INC.
GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to A CLASSIFIED AD, INC. ("A CLASSIFIED AD"). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I

ITEM 1    DESCRIPTION OF BUSINESS

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

The Spin-Off.

The Company was one of ten (10) wholly owned subsidiaries of eCom, with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all ten (10) of its business units collectively. Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin


                                     4

A CLASSIFIED AD, INC.

ITEM 1    DESCRIPTION OF BUSINESS

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

On March 2, 2004, the Board of Directors of eCom approved the spin off of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.


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

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past
                                     5

A CLASSIFIED AD, INC.

ITEM 1    DESCRIPTION OF BUSINESS (CONTINUED)

restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No.4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

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

                                     6


A CLASSIFIED AD, INC.

ITEM 1    DESCRIPTION OF BUSINESS (CONTINUED)

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

                                     7


A CLASSIFIED AD, INC.

ITEM 1    DESCRIPTION OF BUSINESS (CONTINUED)

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District
                                      8

A CLASSIFIED AD, INC.

ITEM 1    DESCRIPTION OF BUSINESS (CONTINUED)

Bankruptcy Petition In Re: eCom eCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of
A Classified Ad, Inc. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates were mailed on June 2, 2005.
                                     9
A CLASSIFIED AD, INC.

ITEM 1    DESCRIPTION OF BUSINESS (CONTINUED)

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

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


                                     10

A CLASSIFIED AD, INC.

ITEM 1    DESCRIPTION OF BUSINESS (CONTINUED)

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5

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

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.
--  end of June 2, 2005 8-K --
                                     11
A CLASSIFIED AD, INC.

ITEM 1    DESCRIPTION OF BUSINESS (CONTINUED)

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

ITEM 2. DESCRIPTION OF PROPERTY.

The company does not own any real property. The company is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410, consisting of approximately 1,485 square feet of office space. The company shares the office with American Capital Holdings, Inc.(ACH). ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $4,196 per month including sales tax.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, however an Involuntary Bankruptcy Petition has been filed by the creditors of eCom against eCom. These proceedings are pending in the Federal District Court in Broward County, Florida.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fiscal quarter ended May 31, 2005.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Market for Common Stock: There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue. The CUSIP number is 00089Y 10 9. The company has no lead market maker.

Security Holders: The Company has approximately 5,000 shareholders of record.

Dividends: There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.

ITEM 6    MANAGEMENT'S PLAN OF OPERATION

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

A CLASSIFIED AD, INC.

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.,("American Capital") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft,
Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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

A CLASSIFIED AD, INC.

A CLASSIFIED AD, INC.

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

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

A CLASSIFIED AD, INC.

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

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated.
                                     16


A CLASSIFIED AD, INC.

ITEM 6    MANAGEMENT'S PLAN OF OPERATION (CONTINUED)

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






                                     17

A CLASSIFIED AD, INC.

ITEM 6    MANAGEMENT'S PLAN OF OPERATION (CONTINUED)

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

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of
A Classified Ad, Inc. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates were mailed on June 2, 2005.
                                     18

A CLASSIFIED AD, INC.

ITEM 6    MANAGEMENT'S PLAN OF OPERATION (CONTINUED)

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


                                     19
A CLASSIFIED AD, INC.

ITEM 6    MANAGEMENT'S PLAN OF OPERATION (CONTINUED)

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5

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

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft Company                CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.
--  end of June 2, 2005 8-K --
                                     20
A CLASSIFIED AD, INC.

ITEM 6    MANAGEMENT'S PLAN OF OPERATION (CONTINUED)

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

Success of operations will depend on the availability of capital. The Company intends to profit from the success of implementing its business model. The Company believes with its acquisition of Miami Filter, LLC, they are poised for success, realization of these business perceived potential will require significant capital. If the Company is not able to raise the funds to provide this capital, or to otherwise locate the required capital for these businesses, they may never attain profitability.








                                     21
A CLASSIFIED AD, INC.

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

























                                     22



A CLASSIFIED AD, INC.

ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      A CLASSIFIED AD, INC.
May 31, 2005

INDEX - PART F/S


ITEM 1    FINANCIAL STATEMENTS

          Independent Auditors' Report . . . . . . . . . . . . .  .  F-2

          Balance Sheets
           May 31, 2005 and May 31, 2004  . . . . . . . . . . . . .  F-3

          Statement of Operations
           Year Ended May 31, 2005 and for the period from inception,
            March 1, 2004, through May 31, 2004 . . . . . . . . . .  F-4

          Statement of Changes in Shareholders' Equity
           From Inception, March 1, 2004, through May 31, 2005  . .  F-5

          Statement of Cash Flows
           Year Ended May 31, 2005 and for the period from inception,
            March 1, 2004, through May 31, 2004  . . . . . . . . . . F-6

          Notes to Financial Statements . . . . . . . . . . . . . .  F-8












                              F-1














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


                       Independent Auditors' Report


To the Board of Directors and Stockholders
A Classified Ad, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying balance sheets of A Classified Ad, Inc. as of May 31, 2005 and 2004 and the related statements of operations, changes in shareholders' equity and cash flows for the year ended May 31, 2005 and for the period from inception, March 1, 2004, through May 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A Classified Ad, Inc. as of May 31, 2005 and 2004 and the results of its operations and cash flows for the year ended May 31, 2005 and for the period from inception, March 1, 2004, through May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
July 1, 2005






                                     F-2



A CLASSIFIED AD, INC.
BALANCE SHEETS

                                                 MAY 31, 2005    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      50,127   $          -
         Prepaid Expense                                    -              -
         Notes Receivable                                   -              -
                                                 ------------   ------------
             Total Current Assets                      50,127             -
                                                  ------------   ------------


    Property & Equipment, Net                           1,259          1,589

    Other Assets
         Intangible Assets, Net                           143            157

                                                  ------------   ------------
             Total Other Assets                           143            157
                                                  ------------   ------------
TOTAL ASSETS                                    $      51,529   $      1,746
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $       1,190   $          -
            Notes Payable                               3,270             70
            Shareholder Loans                          34,319              -
                                                  ------------   ------------
         Total Current Liabilities                     38,779             70
                                                  ------------   ------------
     Total Liabilities                                 38,779             70
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.01 par value, 100 million
          shares authorized, 5,499,503 shares issued
          and outstanding on May 31, 2005, one share
          issued and outstanding on May 31, 2004       51,738              1
         Paid-in-Capital                                    -          1,737

         Retained Earnings(Deficit)                   (38,988)           (62)
                                                  ------------   ------------
  Total Stockholders' Equity                           12,750          1,676
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $     51,529   $      1,746
                                                  ============   ============
See accompanying summary of accounting policies and notes to financial statements.
                                     F-3





A CLASSIFIED AD, INC.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2005 AND FROM INCEPTION,
MARCH 1, 2004 TO MAY 31, 2004

                                                      2005            2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                330                -
                                                 ------------     ------------
                Gross Profit                            (330)               -

    Operating Expenses
            General and Administrative                38,582               62
            Sales and Marketing                            -                -
            Amortization                                  14
                                                 ------------     ------------
          Total Operating Expenses                    38,596               62

                                                 ------------     ------------
          Loss from Operations                       (38,925)             (62)
                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
   Net Other Expenses                                      -                -

                                                 ------------     ------------
   Net Loss                                      $   (38,925)     $       (62)
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.08)     $    (62.00)
                                                 ============     ============


Weighted Average Shares Outstanding                  509,096                1
                                                 ============     ============










See accompanying summary of accounting policies and notes to financial statements.
                                     F-4





A CLASSIFIED AD, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004, THROUGH MAY 31, 2005


                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares     $.01   Capital  (Deficit)     Equity
                ----------- -------- --------- ---------- -----------
Balance                  0     $  0      $   0    $   0      $     0
  March 1, 2004

Issuance of
 Common Stock to
 eCom eCom.com Inc.      1        0         0         0            0

Assets Distribution
 from eCom eCom          0        0     1,737         0         1,737

Net Loss                 -        -         -       (62)         (62)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004            1        0     1,737       (62)      (1,676)



Cancellation of
 Common Stock
 by eCom eCom           (1)      (0)       (0)         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders      499,503     4,996   (4,996)         0           0

Sale of
 Common Stock to
 American Capital
 Holdings, Inc.  5,000,000    50,000        0          0      50,000

Net Loss                 -        -         -    (38,925)    (38,925)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2005    5,499,503  $ 54,996 $ (3,259) $ (38,987)  $ (12,750)
                =========== ======== ========= ========== ===========



See accompanying summary of accounting policies and notes to financial statements.

                                     F-5





A CLASSIFIED AD, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2005 AND FROM INCEPTION,
MARCH 1, 2004 TO MAY 31, 2004


                                             MAY 31, 2005        MAY 31, 2004
                                           _______________     ________________

Cash Flows From Operating Activities
    Cash received from customers           $             -      $            -
    Cash paid to suppliers of goods
        and services                               (37,392)                  -
    Income Taxes Paid                                    -                   -
    Interest Paid                                        -                   -
    Interest Received                                    -                   -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                      (37,392)                  -
                                            _______________    ________________
Cash Flows From Investing Activities
    Payment of Intangible Assets                         -                 (70)
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                 (70)
                                            _______________    ________________
Cash Flows From Financing Activities
    Capital Contribution                            50,000                   -
    Loans from related companies                     3,200                 (70)
    Loans from stockholders                         39,319                   -
    Payment to stockholders                         (5,000)                  -
                                             _______________    _______________
                                                    87,519                 (70)
        Net Cash Flows Provided By
         Financing Activities                                                -
                                            _______________    ________________
Net Increase in Cash                                50,127                   0

Cash and Cash Equivalents at
Beginning of Period, June 1, 2004 and
 March 1, 2004                                           0                   -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, May 31, 2005 and 2004       $       50,127      $            -
                                            ===============    ================




See accompanying summary of accounting policies and notes to financial statements.

                                     F-6




A CLASSIFIED AD, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MAY 31, 2005 AND FROM INCEPTION,
MARCH 1, 2004 TO MAY 31, 2004


Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                            MAY 31, 2005         MAY 31, 2004
                                           _________________   ________________

    Net Income (Loss)                        $     (38,925)      $         (62)
    Add items not requiring outlay of cash:
      Depreciation and amortization                    343                  62
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                   1,190                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $     (37,392)      $           0
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------
On March 1, 2004, the Company acquired approximately $1,737 in tangible and intangible assets distributed from eCom eCom.com, Inc. as part of the spin-off from its Parent Company.











See accompanying summary of accounting policies and notes to financial statements.

                                     F-7





A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

A Classified Ad, Inc. (the "Company") was incorporated in the State of Florida on March 1, 2004 as a wholly owned subsidiary of eCom eCom.com,Inc. ("eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.'The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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

On March 2, 2004, the Board of Directors of eCom approved the spin off of the remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.


On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A copy of this press release appended hereto as Exhibit 99.5 Paragraph two (2) of this release stated the following:
                                    F-8



A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

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





                                     F-9
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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



                                     F-10

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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



                                     F-11
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eCom eCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements,
                                    F-12



A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.

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

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement
                                     F-13
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

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




                                          F-14




A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)
Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5

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

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft Company                CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.
--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services
                                F-15
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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

DEPRECIATION
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.
                                     F-16


A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT
Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through May 31, 2005 and 2004 is $388 and $59.

Depreciation expense for the twelve and three month periods is $329 and $59, respectively, and is included in the cost of sales.

NOTE F - PREPAID EXPENSES

None

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending May 31, 2005 and May 31, 2004 is $18 and $4, respectively. Amortization expense for the periods ending May 31, 2005 and May 31, 2004 is $14 and $4, respectively.

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTES PAYABLE

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.
Note payable is a non-interest, non-collateralized note from a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES
None
                                     F-17
A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2005 totals approximately $30,988. These carryforwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.
The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

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


NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the twelve months ended May 31, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.














                                     F-18


A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance
sheets is as follows:                                May 31, 2005
                                                    --------------
         Loss carry forward for tax purposes        $      30,988
                                                    ==============
         Deferred tax asset (34%)                          10,536
         Valuation allowance                               10,536
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 was approximately
$30,988. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

American Capital Holdings, Inc. is owed $34,319. Pro Card Corp. is owed $2,500. Swap and Shop.net Corp. is owed $700.

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



                                     F-19

A CLASSIFIED AD, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized.
The Company adapted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 had no impact on the Company's operating results or financial position.

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




                                     F-20

A CLASSIFIED AD, INC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

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





                                     43


A CLASSIFIED AD, INC.


In accordance with SEC requirements, the CEO/CHAIRMAN and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.

The following individuals are our executive officers and the members of our board of directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. Our by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. The board of directors elects officers annually and their terms of office are at the discretion of the board.

Name                    Age                    Positions Held
---------------------   ---             ---------------------------------
Barney A. Richmond       53                Chairman/President/Secretary
                                                   Director

Richard C. Turner        45                Treasurer/Director

Linda A. Pellecchia      45                Director

Christopher J. Dillon    41                Director

Barney A. Richmond has been President and a Director of the Company since January 2004. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc, Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner has been Treasurer and Director of the Company since January 2004. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida,
where he was responsible for the bank's financial
reporting, budgeting and cost accounting.
                                     44

A CLASSIFIED AD, INC.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS. (CONTINUED)

Linda A. Pellecchia, 45, has been a Director of the Company since April 2005. Mrs. Pellecchia graduated from the University of New York with a Science, Math and Technology degree, with a minor in Computer Science. She is currently employed by American Capital Holdings, Inc. as Systems Administrator.

Christopher J. Dillon, 41, has been a Director of the Company since April 2005. Mr. Dillon entered the insurance business in 1982 and has served in a variety of sales and management position over this time. Mr. Dillon attended Canisius College where he majored in Marketing and Business Management and holds numerous professional licenses and certifications.

Our Board of Directors has determined that we have at least one financial expert, Richard C. Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

A Code of Ethics that applies to our chief executive and senior financial officers, as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors for review. Both Codes will be considered for adoption by the Board of Directors at its next meeting.


ITEM 10. EXECUTIVE COMPENSATION.

No other executive officer currently receives compensation from the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date of this filing, there are a total of 5,499,503 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

                                              Number of        % of Shares
Name and Address                              Shares Owned     Outstanding
----------------                              --------------   -----------
Barney A. Richmond, Director & President               0               0%
601 Seafarer Cir.
Jupiter, FL

Richard C. Turner, Director, Treasurer
 & Chief Financial Officer                        47,194              .9%
4200 Oak Street
Palm Beach Gardens, FL


American Capital Holdings, Inc.
100 Village Square Crossing, Suite 202
Palm Beach Gardens, FL                         5,016,271             91.2

                                     45
Linda A. Pellecchia, Director                          0                0
10701 S. Ocean Drive
Jensen Beach, FL  34957

Christopher J. Dillon, Director                        0                0
38 Fox Hunt Road
Lancaster, NY  14086

------------           -------
All Directors & Executive Officers
     as a group (4 persons)                       47,194               .9


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.        Description

     Exhibit 3.1 Amended Articles of Incorporation of the company filed March 1, 2004 (incorporated by reference to the Company's Form 10SB)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

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

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005 (incorporated by reference to the Company's Form 10SB)
                                     46
     Exhibit 99.5 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.6 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed June 2, 2005(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.7 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc. (incorporated by reference to the Company's Form 10SB)

(b) Reports on Form 8-K:
    The Company filed no reports on Form 8-K during the period covered by this report.

This release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in such forward-looking statements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the fiscal year ended May 31, 2004, and $1,185 for the fiscal year ended May 31, 2005.


Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2004, and $225 for the fiscal year ended May 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A CLASSIFIED AD, INC.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, President
Date July 22, 2005

                                     47


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, President and Director, Chairman, Secretary Date July 22, 2005

By   /s/ Richard C. Turner
     ---------------------
     Richard C. Turner, Treasurer and Director
Date July 22, 2005

Exhibit 31.1

I, Barney A. Richmond, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of A CLASSIFIED AD, INC.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 22, 2005

   /s/ Barney A. Richmond
-----------------------------
Barney A. Richmond, President


Exhibit 31.2

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of A CLASSIFIED AD, INC.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 22, 2005

   /s/ Richard C. Turner
---------------------------
Richard C. Turner, Chief Financial Officer


Exhibit 32
In connection with the Annual Report of A CLASSIFIED AD, INC. (the "Company") on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations
             of the Company.


           /s/ Barney A. Richmond
          -----------------------
       Barney A. Richmond, President
       July 22, 2005


           /s/ Richard C. Turner
          -----------------------
       Richard C. Turner, Chief Financial Officer
       July 22, 2005





[A signed original of this written statement required by Section 906 has been provided to A CLASSIFIED AD, INC. and will be retained by A CLASSIFIED AD, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]