Form 10KSB/A
period 2005-05-31
CLASSIFIED AD, INC.
filed 2005-09-08
CIK 1321499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Amendment No. 1
                                       To
                                   FORM 10-KSB

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

                                              Number of        % of Shares
Name and Address                              Shares Owned     Outstanding
----------------                              --------------   -----------
Barney A. Richmond, Director & President       2,129,586            38.7%
601 Seafarer Cir.
Jupiter, FL

Richard C. Turner, Director, Treasurer
 & Chief Financial Officer                        47,194              .9%
4200 Oak Street
Palm Beach Gardens, FL

Linda A. Pellecchia, Director                          0               0
10701 S. Ocean Drive
Jensen Beach, FL  34957


                                     45

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (CONTINUED)

Christopher J. Dillon, Director                        0                0
38 Fox Hunt Road
Lancaster, NY  14086

------------           -------
All Directors & Executive Officers
     as a group (4 persons)                    2,176,780             39.6%


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

     Exhibit 99.8  American Capital Holdings, Inc. Corporate Resolution

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

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, President and Director, Chairman, Secretary Date July 22, 2005

By   /s/ Richard C. Turner
     ---------------------
     Richard C. Turner, Treasurer and Director
Date July 22, 2005

Exhibit 31.1

I, Barney A. Richmond, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of A CLASSIFIED AD, INC.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
A CLASSIFIED AD, INC.

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

Date: July 22, 2005

   /s/ Barney A. Richmond
-----------------------------
Barney A. Richmond, Principal Executive Officer


Exhibit 31.2

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of A CLASSIFIED AD, INC.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and




A CLASSIFIED AD, INC.
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: July 22, 2005

   /s/ Richard C. Turner
---------------------------
Richard C. Turner, Principal Financial Officer


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


           /s/ Barney A. Richmond
          -----------------------
       Barney A. Richmond, Principal Executive Officer
       July 22, 2005


           /s/ Richard C. Turner
          -----------------------
       Richard C. Turner, Principal Financial Officer
       July 22, 2005



[A signed original of this written statement required by Section 906 has been provided to A CLASSIFIED AD, INC. and will be retained by A CLASSIFIED AD, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to A CLASSIFIED AD, INC, 100 Village Square
Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.