Form 10QSB
period 2005-11-30
CLASSIFIED AD, INC.
filed 2006-01-17
CIK 1321499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 2005
                             File Number 000-51417

                           CLICK TO RAFFLE.COM, INC.
                         (f/k/a A CLASSIFIED AD, INC.)



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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of November 30, 2005 the issuer had 10,656,728 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005, A CLASSIFIED AD, INC. applied and received Cusip Number:
00089Y 10 9

On March 23, 2005, A CLASSIFIED AD, INC. received CIK Number: 0001321499










CLICK TO RAFFLE.COM, INC.         FORM 10-QSB              November 30, 2005

                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......3

          Balance Sheets
           November 30, 2005 and 2004 .................................4

          Statement of Operations
           Six Months Ended November 30, 2005 and 2004.................5

          Statement of Operations
           Three Months Ended November 30, 2005 and 2004...............6

          Statement of Changes in Shareholders' Equity
           From May 31, 2004, through November 30, 2005 ...............7

          Statement of Cash Flows
           Six Months Ended November 30, 2005 and 2004.................8

          Notes to Financial Statements...............................10

ITEM 2 Management's Discussion and Analysis or Plan of Operation......15

ITEM 3 Controls and Procedures........................................23


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings..............................................25

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds.......................................................25

ITEM 3 Defaults Upon Senior Securities................................25

ITEM 4 Submission of Matters to a Vote Of Security Holders ...........25

ITEM 5 Subsequent Events..............................................25

ITEM 6 Exhibits.......................................................25

SIGNATURES AND CERTIFICATIONS.........................................26








                                     2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CLICK TO RAFFLE.COM, INC.
f/k/a A CLASSIFIED AD, INC.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of CLICK TO RAFFLE.COM, INC., f/k/a A CLASSIFIED AD, INC., as of November 30, 2005 and 2004, and the related statements of operations, for three and six month periods ended November 30, 2005 and 2004, the statement of changes in stockholders' equity from May 31, 2004 through November 30, 2005, and the statement of cash flows for the six month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 9, 2006





                                      3






CLICK TO RAFFLE.COM, INC.
BALANCE SHEETS
(UNAUDITED)
                                              NOV 30, 2005      NOV 30, 2004
ASSETS                                       -------------      ------------
    Current Assets
         Cash and Cash Equivalents           $     1,871       $    1,494
         Prepaid Expense                             100                -
         Notes Receivable                          3,000                -
                                             -------------      ------------

             Total Current Assets                  4,971            1,494
                                             -------------      ------------

    Property & Equipment, Net                      1,094            1,424

    Other Assets
         Intangible Assets, Net                      135              149
                                             -------------      ------------
             Total Other Assets                      135              149
                                             -------------      ------------

TOTAL ASSETS                                 $     6,200       $    3,067
                                             =============      ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $    4,150    $           2
            Notes Payable                          3,270            2,570
            Shareholder Loans                                       5,000
                                           -------------      ------------
         Total Current Liabilities                 7,420            7,572
                                             -------------      ------------
     Total Liabilities                             7,420            7,572
                                            -------------      ------------
Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 10,656,728 shares issued
         and outstanding                         106,568

         Common Stock $.01 par value, 100 million
         Shares authorized, 499,503 shares issued
         and outstanding                                             4,996
         Paid-in-Capital                          (3,259)           (3,259)
         Retained Earnings(deficit)             (104,529)           (6,242)

                                             -------------      ------------
  Total Stockholders' Equity (Deficit)            (1,220)           (4,505)
                                             -------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $     6,200         $   3,067
                                             =============      ============




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4


CLICK TO RAFFLE.COM, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                                    2005               2004
                                               -------------      ------------
      Revenues
             Net Sales                         $        -         $         -
             Cost of Sales                            165                 165
                                               -------------      ------------
                 Gross Profit                        (165)               (165)

      Operating Expenses
              General and Administrative           65,370               6,008
              Sales and Marketing                       -                   -
              Amortization                              7                   7
                                               -------------      ------------
            Total Operating Expenses               65,377               6,015

                                               -------------      ------------
            Loss from Operations                  (65,542)             (6,180)
                                               -------------      ------------

      Net Loss                                 $  (65,542)        $    (6,180)
                                               =============      ============

Basic and Diluted
 Net loss Per Common Share                     $   (.009)         $      (.01)
                                               =============      ============


Weighted Average Shares Outstanding              7,385,543            499,503
                                               =============      ============
















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       5







CLICK TO RAFFLE.COM, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                                    2005               2004
                                               -------------       ------------
      Revenues
             Net Sales                         $        -          $      -
             Cost of Sales                             82                82
                                               -------------       ------------
                 Gross Profit                         (82)              (82)

      Operating Expenses
             General and Administrative            21,756             6,006
             Sales and Marketing
             Amortization                               4                 4
                                               -------------       ------------
           Total Operating Expenses                21,760             6,010

                                               -------------       ------------
           Loss from Operations                    21,842            (6,092)

                                              -------------        ------------
    Net Loss                                   $  (21,842)         $ (6,092)
                                               =============       ============

  Basic and Diluted
   Net Loss Per Common Share                   $    (.002)         $   (.01)
                                               =============       ============


  Weighted Average Shares Outstanding           9,210,477           499,503
                                               =============       ============
















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      6







CLICK TO RAFFLE.COM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2004, THROUGH NOVEMBER 30, 2005
(UNAUDITED)
                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares     $.01   Capital  (Deficit)     Equity
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004           100  $     0  $  1,737  $     (62)  $  1,675

Cancellation of
 Common Stock
 by eCom eCom          (100)      (0)       (0)         0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders       499,503    4,996    (4,996)         0          0

Net Loss                  -        -         -     (6,180)    (6,180)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2004       499,503    4,996    (3,259)    (6,242)    (4,505)

Sale of
 Common Stock to
 American Capital
 Holdings, Inc.   5,000,000    50,000        0          0     50,000

Net Loss
12/1/04 - 5/31/05         -        -         -    (32,745)   (32,745)


Sale on 8/31/05
 Common Stock to
 American Capital
 Holdings, Inc.   3,694,725    36,947        0          0     36,947


Sale on 11/30/05
 Common Stock to
 American Capital
 Holdings, Inc.   1,462,500    14,625        0          0     14,625

Net Loss                  -        -         -    (65,542)   (65,542)
                 ----------- -------- --------- ---------- ----------
Balance,
 Nov 30, 2005    10,656,728  $106,568 $ (3,259) $(104,529)  $ (1,220)



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                   7






CLICK TO RAFFLE.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                                2005                2004
                                           -------------       ------------


Cash Flows From Operating Activities
    Cash received from customers          $                     $
    Cash paid to suppliers of goods
        and services                           (7,256)             (6,006)
    Income Taxes Paid
    Interest Paid
    Interest Received
                                           -------------       ------------

        Net Cash Flows Used in
         Operating Activities                  (7,256)             (6,006)
                                           -------------       ------------
Cash Flows From Investing Activities
    Payment of Intangible Assets                  -                   -
                                           -------------       ------------



Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders                             10,000
    Proceeds of Loans from Related Company                           2,500
    Loans to Related Company                    (3,000)             (5,000)
    Repayment of Loan to Related Company       (38,000)                -
                                             -------------       ------------


        Net Cash Flows Provided By
         Financing Activities                  (41,000)              7,500
                                            -------------       ------------

Net Increase / (Decrease) in Cash              (48,256)              1,494

Cash and Cash Equivalents at
 Beginning of Period                             50,127                  -
                                            -------------       ------------


Cash and Cash Equivalents at
 End of Period                             $     1,871          $    1,494
                                          ===============      ==============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     8






CLICK TO RAFFLE.COM, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                 2005               2004
                                            -------------      ------------


  Net Income (Loss)                       $   (65,542)          $  (6,180)
  Add items not requiring outlay of cash:
   Depreciation and amortization                  172                 172
   Convert Related Company Debt to Equity      55,254                   -
 Cash was increased by:
   Decrease in prepaid assets
   Increase in accounts payable                 2,960                   2
 Cash was decreased by:

   Increase in Prepaid Expense                   (100)
   Decrease in accounts payable             -------------      ------------



      Net Cash Flows Used in
       Operating Activities                $   (7,256)          $  (6,006)
                                          ===============      ==============



Non-cash transactions

The Company reduced their payables to American Capital Holdings, Inc., a related company, for the six months ended November 30, 2005 by the amount of $55,254. American Capital Holdings, Inc. acquired common stock in the Company for the amount of the payables outstanding at the end of the last two quarters.















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      9





CLICK TO RAFFLE.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

A CLASSIFIED AD, INC. (the "Company") was incorporated in the State of Florida on March 1, 2004, as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which originally traded on the Bulletin Board under the symbol ECEC.' Due to reasons stated below, eCom was de-listed from the OTCBB to the pink sheets, but is taking the necessary steps to be re-listed on the OTCBB. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

On February 6, 1999, the Company acquired the A Classified Ad web site. This acquisition included the rights to the completed technology, customer lists and domain name. Included in the purchase of the A Classified Ad web site were the rights to the Official NP Magazine, a monthly Internet consumer report provided to subscribers via e-mail.

On November 30, 2005, A CLASSIFIED AD, INC. changed it's name with the Florida Division of Corporations to CLICK TO RAFFLE.COM, INC., (the "Company") appended hereto as Exhibit 99.9

The Spin-Off.

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

                              10



CLICK TO RAFFLE.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

Maverick Energy a related company owes the Company $3,000.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loans receivable related parties at November 30, 2004 is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.


NOTE E - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through November 30, 2005 and 2004 is $553 and $224, respectively.

Depreciation expense for the six months ending November 30, 2005 and 2004, is $165 and $165, respectively, and is included in the cost of sales.

NOTE F - PREPAID EXPENSES

The Company has a prepaid expense of $100 with Florida Atlantic Stock Transfer as of November 30, 2005.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight line method over that period. Accumulated amortization for the periods ending November 30, 2005 and 2004 is $25 and $11, respectively. Amortization expense for the periods ending November 30, 2005 and 2004 is $7 and $7, respectively.
                                     11


CLICK TO RAFFLE.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTES PAYABLE

The Stockholder loan at November 30, 2004 is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2005 totals approximately $96,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the six months ended November 30, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.





                                     12


CLICK TO RAFFLE.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              NOVEMBER 2005

       Loss carry forward for tax purposes             $     96,000
                                                       ================
       Deferred tax asset (34%)                              32,640
       Valuation allowance                                  (32,640)
                                                       ----------------
     Net deferred tax asset                          $          0
                                                       ================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2005 was approximately $96,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

Pro Card Corp. is owed $2,500. Swap and Shop.net Corp. is owed $700.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2005 is approximately $58,000. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial
positions.                         13


CLICK TO RAFFLE.COM, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.

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

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of the Company and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advise of SEC Staff Legal Bulletin No. 4. On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A Copy of this press release appended hereto as Exhibit 99.5 (incorporated by reference to the Company's Form 10SB12G) Paragraph two (2) of this release stated the following:

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

On April 14, 2004, eCom filed Form 10QSB, file number 000-23617, accession number 0001000459-04-000005. As stated in ITEM 2, Management's Discussion and Analysis, All ten (10) business subsidiaries have been spun off into independent operating public companies.'

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001, SEC CIK number 0001288012, with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

CLICK TO RAFFLE.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of the Company. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005 and all share certificates were mailed on June 2, 2005.

CLICK TO RAFFLE.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Pursuant to SEC Staff Legal Bulletin No. 4, the issuance of all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G).

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

CLICK TO RAFFLE.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

For mail reference purposes, appended herewith, as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G), is a schedule of each shareholders last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one(1) United States Postal Certified Mail Envelope. ----end of June2, 2005 8-K----

CLICK TO RAFFLE.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger, Peretz to commence with the preparation of a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Form 10 SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing.

On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman, during which two (2) orders were granted by the court. The first order granted the Debtor permission to obtain post-petition financing in the amount of $100,000 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted authorization for the Debtor-in-Possession to (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. On May 31, 2005 several new shareholders of American Capital Holdings invested $400,000 in eight (8) of the above referenced companies to enable the companies to pay expenses relating to the initial funding of these companies to achieve their respective business purposes. This funding will be reflected in each company's audits and filings. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company from June 1, 2005 through November 30, 2005 in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed to the plan, and believes these efforts, combined with execution of the new business plans, will not only recapture the lost shareholder value of eCom, but will enhance future long term shareholder value as well.

Electronic copies of the May 16, 2005, June 6, 2005, and July 25, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

On November 30, 2005, A CLASSIFIED AD, INC. changed it's name with the Florida Division of Corporations to CLICK TO RAFFLE.COM, INC., (the "Company") appended hereto as Exhibit 99.9

The Company does not have any off-balance sheet arrangements.

RISK FACTORS. The Company's business is subject to numerous risk factors, including the following:
                                   22


CLICK TO RAFFLE.COM, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures' ("Disclosure Controls"). This evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO") and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

CLICK TO RAFFLE.COM, INC.
ITEM 3 CONTROLS AND PROCEDURES (CONTINUED)

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

CLICK TO RAFFLE.COM, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

On November 30, 2005, A CLASSIFIED AD, INC. changed it's name with the Florida Division of Corporations to CLICK TO RAFFLE.COM, INC., (the "Company") appended hereto as Exhibit 99.9

A special meeting of the shareholders of CLICK TO RAFFLE.COM, INC., f/k/a A CLASSIFIED, INC., was held on December 30, 2005. A motion was passed to remove Tracy S. Anderson from the Board of Directors of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification

     Exhibit 99.9 Articles of Amendment name change from A CLASSIFIED AD, INC. to CLICK TO RAFFLE.COM, INC. filed on November 30, 2005 with the Florida Division of Corporations

(b) Reports on Form 8-K:
    None

CLICK TO RAFFLE.COM, INC.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

Date: January 9, 2006              By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Chief Executive Officer

Date: January 9, 2006              By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CLICK TO RAFFLE.COM, INC.

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

CLICK TO RAFFLE.COM, INC.

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

Date: January 9, 2006

/s/ Barney A. Richmond

Barney A. Richmond
Principal Executive Officer


EXHIBIT 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CLICK TO RAFFLE.COM, INC.

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

CLICK TO RAFFLE.COM, INC.

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

Date: January 9, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CLICK TO RAFFLE.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2005, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 9, 2006

CLICK TO RAFFLE.COM, INC.


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 9, 2006


[A signed original of this written statement required by Section 906 has been provided to CLICK TO RAFFLE.COM, INC. and will be retained by CLICK TO RAFFLE.COM, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.