Form 10QSB
period 2006-02-28
CLASSIFIED AD, INC.
filed 2006-04-17
CIK 1321499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended February 28, 2006
                             File Number 000-51417

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

As of February 28, 2006 the issuer had 12,655,478 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005, A CLASSIFIED AD, INC. applied and received Cusip Number:
00089Y 10 9

On March 23, 2005, A CLASSIFIED AD, INC. received CIK Number: 0001321499










CLICK TO RAFFLE.COM, INC.         FORM 10-QSB              FEBRUARY 28, 2006
A Development Stage Enterprise
                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......3

          Balance Sheets
           February 28, 2006 and 2005 .................................4

          Statement of Operations
           Nine Months Ended February 28, 2006 and 2005 and from
          Inception March 1, 2004 through Feb 28, 2006................5

          Statement of Operations
           Three Months Ended February 28, 2006 and 2005...............6

          Statement of Changes in Shareholders' Equity from
           Inception March 1, 2004, through Feb 28, 2006...............7

          Statement of Cash Flows
           Nine Months Ended February 28, 2006 and 2005 and from
          Inception March 1, 2004 through Feb 28, 2006................8

          Notes to Financial Statements...............................10

ITEM 2 Management's Discussion and Analysis or Plan of Operation......15

ITEM 3 Controls and Procedures........................................24


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






                                     2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
f/k/a A CLASSIFIED AD, INC.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of CLICK TO RAFFLE.COM, INC., A Development Stage Enterprise f/k/a A CLASSIFIED AD, INC., as of February 28, 2006 and 2005, and the related statements of operations, for three and nine month periods ended February 28, 2006 and 2005, and from Inception March 1, 2004 through February 28, 2006, the statement of changes in stockholders' equity from Inception March 1, 2004 through February 28, 2006, and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005 and from Inception March 1, 2004 through February 28, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 12, 2006




                                      3




CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                              FEB 28, 2006      FEB 28, 2005
ASSETS                                       -------------      ------------
    Current Assets
         Cash and Cash Equivalents            $      260        $     188
         Prepaid Expense                           7,500                -
         Loan Receivable                           3,800                -
                                             -------------      ------------

             Total Current Assets                 11,560              188
                                             -------------      ------------

    Property & Equipment, Net                      1,012            1,341

    Other Assets
         Intangible Assets, Net                      132              146
                                             -------------      ------------
             Total Other Assets                      132              146
                                             -------------      ------------

TOTAL ASSETS                                  $   12,704        $   1,675
                                             =============      ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $    4,415        $       2
            Loan Payable                           9,261            3,270
            Shareholder Loans                          -            5,150
                                           -------------      ------------
         Total Current Liabilities                13,676            8,422
                                             -------------      ------------
     Total Liabilities                            13,676            8,422
                                            -------------      ------------
Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 12,655,478 shares issued
         and outstanding                         126,456

         Common Stock $.01 par value, 300 million
         Shares authorized, 499,503 shares issued
         and outstanding                                           4,996
         Paid-in-Capital                          (3,259)         (3,259)
         Deficit accumulated during
         the development stage                  (124,169)         (8,484)
                                             -------------      ------------
  Total Stockholders' Equity (Deficit)              (972)         (6,747)
                                             -------------      ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    12,704        $  1,675
                                             =============      ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      4

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND FROM INCEPTION MARCH 1, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)


                                                            INCEPTION
                                                          MARCH 1, 2004
                                                            THROUGH
                                2006          2005         FEB 28, 2006
                           -------------  ------------    -------------
Revenues
 Net Sales                 $       -      $      -         $       -
 Cost of Sales                   247           247               577
                           -------------  ------------    -------------
   Gross Profit                   (247)         (247)           (577)

Operating Expenses
 General and Administrative     84,924         8,164         123,567
 Sales and Marketing                 -             -               -
 Amortization                       11            11              25
                           -------------  ------------    -------------
  Total Operating Expenses      84,935         8,175         123,592

                           -------------  ------------    -------------
     Loss from Operations      (85,182)       (8,422)       (124,169)

                           -------------  ------------    -------------
  Net Loss                 $   (85,182)     $ (8,422)     $ (124,169)
                           =============  ============    =============


Basic and Diluted
 Net loss Per Common
 Share                     $   (.009)     $   (.01)
                           =============  ============


Weighted Average Shares
Outstanding                   9,210,477      499,503
                           =============  ============









Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      5








CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

                                               FEB 28, 2006       FEB 28, 2005
                                               -------------      ------------
      Revenues
             Net Sales                         $        -         $         -
             Cost of Sales                             82                 247
                                               -------------      ------------
                 Gross Profit                         (82)               (247)

      Operating Expenses
              General and Administrative           19,553               2,156
              Sales and Marketing                       -                   -
              Amortization                              4                   4
                                               -------------      ------------
            Total Operating Expenses               19,557               2,160

                                               -------------      ------------
            Loss from Operations                  (19,639)             (2,407)
                                               -------------      ------------

      Net Loss                                 $  (19,639)       $     (2,407)
                                               =============      ============

Basic and Diluted
 Net loss Per Common Share                     $   (.003)         $    (.005)
                                               =============      ============


Weighted Average Shares Outstanding             7,385,543            499,503
                                               =============      ============















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       6








CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)
                       Number   At Par     Add'l                Total
                         of      Value   Paid In  Accumulated  Stockholder
                       Shares     $.01   Capital  (Deficit)     Equity
Balance,           ----------- -------- --------- ---------- -----------
 March 1, 2004              0  $     0  $       0  $       0  $       0

Issuance of
 Common Stock to
 eCom eCom.com, Inc.        1        0          0          0          0

Asset Distribution from
 eCom eCom.com, Inc.        0        0      1,737          0      1,737

Net Loss 2004                                            (62)       (62)

Cancellation of Stock
 eCom eCom.com, Inc.       (1)       0          0          0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders          499,503     4,996   (4,996)         0          0

Sale of
 Common Stock        5,000,000    50,000        0          0     50,000

Net Loss 2005                                        (38,925)   (38,925)

Convert Related Party
 Debt to Common Stock
 on Aug 31, 2005     3,694,725    36,947        0          0     36,947

Convert Related Party
 Debt to Common Stock
 on Nov 30, 2005     1,462,500    14,625        0          0     14,625

Convert Related Party
 Debt to Common Stock
 on Feb 28, 2006       998,750     9,888        -          -      9,888

Convert Professional
 fees to Common Stock
 on Feb 28, 2006     1,000,000    10,000        -          -     10,000


Net Loss                     -        -         -    (85,182)   (85,182)
                    ----------- -------- --------- ---------- ----------
Balance,
 Feb 28, 2006       12,655,478 $126,456 $  (3,259) $(124,169)  $   (972)
                    =========== ======== ========= ========== ==========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                   7

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND FROM INCEPTION MARCH 1, 2004 THROUGH FEBRUARY 28, 2006
(UNAUDITED)                                                       INCEPTION
                                                                 MARCH 1, 2004
                                                                   THROUGH
                                             2006       2005     FEB 28, 2006
                                          ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers            $     -     $     -     $    -
    Cash paid to suppliers of goods
      and services                         (8,088)     (8,162)   (48,758)
  Income taxes paid                             -           -          -
  Interest paid                                 -           -          -
  Interest received                             -           -          -
                                          ----------  ---------   ---------
      Net Cash Flows Used in
       Operating Activities                (8,088)     (8,162)   (48,758)
                                          ----------  ---------   ---------

Cash Flows From Investing Activities
  Payment of Intangible Assets                  -           -         70
                                          ----------  ---------   ---------
      Net Cash Flows Used in
       Investing Activities                                          (70)

Cash Flows From Financing Activities
  Capital contributions                         -                 50,000
  Proceeds of loans from stockholders           -       10,150    39,319
  Proceeds of loans from related company        -        3,200     3,270
  Loans to related company                 (3,800)      (5,000)   (5,000)
  Repayment of loan to related company    (38,500)           -   (38,500)
                                          ----------  ---------   ---------
       Net Cash Flows Provided By
         Financing Activities             (42,300)       8,350    49,089
                                          ----------  ---------   ---------
Net Increase / (Decrease) in Cash         (50,388)         188       261

Cash and Cash Equivalents at
 Beginning of Period                       50,127            -         -
                                          ----------  ---------   ---------

Cash and Cash Equivalents at
 End of Period                            $   261     $    188   $   261
                                          ==========  =========   =========





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     8






CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                            FEB 28, 2006       FEB 28, 2005
                                            -------------      ------------


  Net Income (Loss)                       $   (85,181)          $  (8,422)
  Add items not requiring outlay of cash:
   Depreciation and amortization                  258                 258
   Convert related company debt to equity      61,460                   -
   Payment of professional fee by
   issuance of stock                           10,000                   -
 Cash was increased by:
   Decrease in prepaid assets                       -                   -
   Increase in accounts payable                12,875                   2
 Cash was decreased by:
   Decrease in accounts payable                     -                   -
   Increase in prepaid expense                 (7,500)                  -
                                          -------------       ------------



      Net Cash Flows Used in
       Operating Activities               $    (8,088)          $  (8,162)
                                          ===============      ==============



Non-cash transactions

The Company converted debt from a related company to equity in the amount of $61,460 in the current period.













Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      9





CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loan receivable from a related party, is non-interest bearing, non-collateralized and due on demand.

NOTE E - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 28, 2006 and 2005 is $636 and $306, respectively.

Depreciation expense for the nine months ending February 28, 2006 and 2005, is $247 and $247, respectively, and is included in the cost of sales.

NOTE F - PREPAID EXPENSES

Prepaid Expense consists primarily of professional fees paid in advance.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight line method over that period. Accumulated amortization for the periods ending February 28, 2006 and 2005 is $28 and $15, respectively. Amortization expense for the periods ending February 28, 2006 and 2005 is $11 and $11, respectively.

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE H - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE I - STOCKHOLDER LOANS AND LOANS PAYABLE

Stockholder loan payable is non-interest bearing, non-collateralized, and is due on demand.

The loans payable to a related entity are non-interest bearing, non-collateralized and due on demand.

NOTE J - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in internet raffle activities.

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2006 totals approximately $(116,000). These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the nine months ended February 28, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              FEB 28, 2006

       Loss carry forward for tax purposes             $    (116,000)
                                                       ================
       Deferred tax asset (34%)                              39,497
       Valuation allowance                                  (39,497)
                                                       ----------------
     Net deferred tax asset                          $          0
                                                       ================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $(116,000). These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has loan payables due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for it's operations. Maverick Energy Group f/k/a Pro Card Corp. is owed $2,500. Swap and Shop.net Corp. is owed $700. United States Financial Group is owed $5,991.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2006 is approximately $89,000. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Electronic copies of the May 16, June 6, July 25, 2005, and March 20, 2006 court transcripts and court orders are available on the eCom website, www.ecomecom.net.

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On November 25, 2005 the Board of Directors of the Company held a board meeting in order to change the name of A Classified Ad, Inc. to Click to Raffle.com, Inc. and to nominate the following persons to serve as officers of the Corporation. Jeffery Berkowitz, Director, Tracey S. Anderson, Director, Jeffery Smith, Director. The Board of Directors of the Company removed the following persons as Directors of the Corporation: Christopher J. Dillon, Linda A. Pellecchia.

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

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

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification

(b) Reports on Form 8-K:
    None

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

Date: April 15, 2006             By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Principal Executive Officer

Date: April 15, 2006             By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

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

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CLICK TO RAFFLE.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2006, as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
Principal Executive Officer
Date: April 15, 2006

CLICK TO RAFFLE.COM, INC.
A Development Stage Enterprise


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2006

[A signed original of this written statement required by Section 906 has been provided to CLICK TO RAFFLE.COM, INC. and will be retained by CLICK TO RAFFLE.COM, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.