Form 10QSB
period 2006-11-30
CLASSIFIED AD, INC.
filed 2007-03-26
CIK 1321499

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended NOVEMBER 30, 2006
                           File Number 000-51417

                         CLICK TO RAFFLE.COM, INC.
                       (f/k/a A CLASSIFIED AD, INC.)
        -------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                 Florida                            20-1447963
       ----------------------------              ----------------
     (State or other Jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

                      1016 CLEMONS STREET, SUITE 302
                          JUPITER, FLORIDA 33477
                 --------------------------------------
                (Address of principal executive offices)

                             (561) 880-0004
            ------------------------------------------------
          (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [   ]  No [ X ]

As of November 30, 2006 the issuer had 19,751,273 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]


On March 3, 2005, A CLASSIFIED AD, Inc. received Cusip Number: 00089Y 10 9

On March 23, 2005, A CLASSIFIED AD, Inc. received CIK Number: 0001321499


(A CLASSIFIED AD, INC. changed its name to CLICK TO RAFFLE.COM, INC. on
  November 30, 2005.)






CLICK TO RAFFLE.COM, INC.            FORM 10-QSB            NOVEMBER 30, 2006
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm........3

        Balance Sheets
         November 30, 2006 and May 31, 2006............................4

        Statements of Operations
         Six Months Ended November 30, 2006 and 2005
          and from Inception, March 1, 2004, through
          November 30, 2006............................................5

         Three Months Ended November 30, 2006 and 2005.................6

        Statement of Changes in Stockholders' Equity
         from Inception, March 1, 2004, through November 30, 2006......7

        Statement of Cash Flows
         Six Months Ended November 30, 2006 and 2005 and
         from Inception, March 1, 2004, through November 30, 2006......8

        Notes to Financial Statements.................................10

ITEM 2  Management's Discussion and Analysis or Plan of Operation.....16

ITEM 3  Controls and Procedures.......................................21

PART II       OTHER INFORMATION

ITEM 1  Legal Proceedings.............................................23

ITEM 2  Unregistered Sales of Equity Securities and Use of
         Proceeds.....................................................23

ITEM 3  Defaults Upon Senior Securities...............................23

ITEM 4  Submission of Matters to a Vote Of Security Holders...........23

ITEM 5  Subsequent Events.............................................23

ITEM 6  Exhibits......................................................23

SIGNATURES AND CERTIFICATIONS.........................................24




                                      2
                     Wieseneck, Andres & Company, P.A.
                       Certified Public Accountants
                       772 U.S. Highway 1, Suite 100
                      North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Click to Raffle.com, Inc.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Click to Raffle.com, Inc. (f/k/a A Classified Ad, Inc.), a Development Stage Enterprise, as of November 30, 2006, the related statements of operations for the six month periods ended November 30, 2006 and 2005 and Inception, March 1, 2004 through November 30, 2006, and the related statements of operations for three month periods ended November 30, 2006 and 2005, the statement of changes in stockholders' equity from March 1, 2004 through November 30, 2006 and the statement of cash flows for the six month periods ended November 30, 2006 and 2005 and Inception, March 1, 2004 through November 30, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
March 23, 2007

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                         NOVEMBER 30, 2006      MAY 31, 2006
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $       481         $         1
    Prepaid Expense                                    0               5,000
    Loan Receivable Related Parties                3,800               3,800
                                             -----------         -----------
      Total Current Assets                         4,281               8,801
                                             -----------         -----------
  Property & Equipment, Net of Accumulated
    Depreciation of $883 and $718                    765                 929
                                             -----------         -----------
TOTAL ASSETS                                 $     5,046         $     9,730
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $    12,080         $     8,998
      Loans Payable                                3,270               9,253
      Shareholder Loans Payable                        8              21,177
                                             -----------         -----------
    Total Current Liabilities                     15,358              39,428
                                             -----------         -----------
  Total Liabilities                               15,358              39,428
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    19,751,273 at November 30, 2006
    and 12,645,478 at May 31, 2006               197,513             126,456
    Paid-in Capital                               (3,258)             (3,259)
    Deficit Accumulated during
    the Development Stage                       (204,567)           (152,895)
                                             -----------         -----------
    Total Stockholders' Equity                   (10,312)            (29,698)
                                             -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     5,046         $     9,730
                                             ===========         ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                                2006            2005    NOVEMBER 30, 2006
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                     165            165            883
                            ------------   ------------   ------------
    Gross Profit                   (165)          (165)          (883)

Operating Expenses
  General and Administrative     50,995         65,377        202,839
                            ------------   ------------   ------------
    Total Operating Expenses     50,995         65,377        202,839
                            ------------   ------------   ------------
    Loss from Operations        (51,160)       (65,542)      (203,722)
  Interest Expense                  512              -            845
                            ------------   ------------   ------------
Net Loss                    $   (51,672)   $   (65,542)   $  (204,567)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.003)    $   (.009)
                            ============   ============

Weighted Average Shares
            Outstanding      16,198,375      7,385,543
                            ============   ============




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
 (UNAUDITED)
                                    2006              2005
                               ------------      ------------
Revenues
  Net Sales                    $         -       $         -
  Cost of Sales                         82                82
                               ------------      ------------
    Gross Profit                       (82)              (82)

Operating Expenses
  General and Administrative        17,791            21,760
                               ------------      ------------
    Total Operating Expenses        17,791            21,760
                               ------------      ------------
    Loss from Operations           (17,873)          (21,842)
  Interest Expense                     222                 -
                               ------------      ------------
Net Loss                       $   (18,095)      $   (21,842)
                               ============      ============

Basic and Diluted
  Net Loss per Common Share    $   (.001)        $   (.002)
                               ============      ============

Weighted Average Shares
            Outstanding         18,988,489         9,210,477
                               ============      ============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                        Number    At Par    Add'l                   Total
                          of       Value   Paid In  Accumulated  Stockholder
                        Shares     $.01    Capital   (Deficit)      Equity
Balance,              ---------  --------  --------  ---------    ---------
  March 1, 2004              0   $      0  $      0  $      0     $      0

Issuance of Common
  Stock to eCom eCom         1          -         -         -            -

Asset Distribution
 from eCom eCom              -          -     1,737         -        1,737

Net Loss 2004                -          -         -       (62)         (62)

Cancellation of Common
  Stock by eCom eCom        (1)         -         -         -            -

Issuance of Common
  Stock to eCom eCom
  Shareholders          499,503     4,995    (4,995)        -            -

Sale of Common Stock
  (See Note P)        5,000,000    50,000         -         -       50,000

Net Loss 2005                -         -          -   (39,068)     (39,068)

Convert Related Party
  Debt to Common
  Stock (See Note Q)  6,145,975    61,460         -         -       61,460

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -       10,000

Net Loss 2006                -         -          -  (113,765)    (113,765)

Convert Related Party
  Debt to Common Stock
  (See Note Q)        6,255,795    62,558         -         -       62,558

Convert Professional
  Fees to Common Stock  850,000     8,500         -         -        8,500

Net Loss Year-to-Date        -         -          -   (51,672)     (51,672)
                     ----------  --------  --------  ---------    ---------
Balance,
  November 30, 2006  19,751,273  $197,513  $(3,258)  $(204,567)   $(10,312)
                     ==========  ========  ========  =========    =========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       7
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                        2006        2005    NOVEMBER 30, 2006
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                     (43,426)     (7,256)      (133,136)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities            (43,426)     (7,256)      (133,136)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                  71,058           -        121,058
  Proceeds of loans from shareholders        -           -         39,319
  Repayment of loans from shareholders (21,169)          -        (21,169)
  Repayment of loans - related company  (5,983)    (38,000)       (10,983)
  Proceeds of loans from related party       -           -          9,192
  Loans to related company                   -      (3,000)        (3,800)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   43,906     (41,000)       133,617
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          480     (48,256)           481

Cash and Cash Equivalents at
 Beginning of Period                         1      50,127              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $     481   $   1,871      $     481
                                     ==========  ==========     ==========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                         8
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                   2006               2005
                                              ------------       ------------
  Net Income (Loss)                           $   (51,672)       $   (65,542)

  Add items not requiring outlay of cash:
   Depreciation and amortization                      164                172
   Convert related party debt to equity                 -             55,254
   Convert professional fees to equity                  -                  -

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     3,082              2,960

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -               (100)

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (43,426)       $    (7,256)
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

eCom eCom.com, Inc. spun off A Classified Ad, Inc. on June 4, 2004. A Classified Ad, Inc. changed its name to Click to Raffle.com, Inc. on November 30, 2005. The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477, and the telephone number is (561) 880-0007.

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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through November 30, 2006 and May 31, 2006 is $883 and $718, respectively.

Depreciation expense for the six months ended November 30, 2006 and 2005 is $165 and $165, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2006 and May 31, 2006 in the amounts of $0 and $5,000, respectively, which consist of professional consulting fees paid in advance.

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

NOTE G - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.
                                       11
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE H - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at November 30, 2006 and May 31, 2006 in the amounts of $3,270 and $9,253, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at November 30, 2006 and May 31, 2006 in the amounts of $8 and $21,177, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE I - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in internet raffle activities.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2006 totals approximately $195,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively.
A valuation allowance is provided if it is likely that some or all of the deferred tax asset will not be realized. See Note K.

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets
are as follows:                                       NOVEMBER 30, 2006
                                                       ----------------
       Loss carry forward for tax purposes             $    195,000
                                                       ================
       Deferred tax asset (34%)                              66,300
       Valuation allowance                                  (66,300)
                                                       ----------------
       Net deferred tax asset                          $          0
                                      12               ================
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended November 30, 2006 is approximately $26,806. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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




                                      15

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

NOTE Q - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of Click to Raffle.com, Inc. The related company invoiced Click to Raffle.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Click to Raffle.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $61,460 by issuing the company 6,145,975 shares of its common voting shares. See Note P relating to the distribution of these shares. An additional 4,797,462 shares of common stock were issued to the related company in payment of accounts payable during the six months ended November 30, 2006. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at November 30, 2006.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

On May 16, 2005 an Order was entered by the Honorable Judge Steven H. Friedman whereby eCom entered into Chapter 11 proceedings. During this May 16, 2005
                                       16
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

hearing, Judge Friedman ordered eCom ("the Debtor"), to retain outside legal counsel to represent the Company in the aforementioned bankruptcy proceedings. Judge Friedman also ordered the Debtor to file the appropriate bankruptcy schedules by no later than June 5, 2005.

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

The legal basis for issuing these shares was Section 1107 of the Bankruptcy Code whereby this section of the code places the debtor-in-possession in the position of a fiduciary, with the rights and powers of a chapter 11 trustee, and requires the performance of all but the investigative functions and duties of a trustee. These duties are set forth in the Bankruptcy Code and Federal Rules of Bankruptcy Procedure. 11 U.S.C. Section 1106, Section 1107. Such powers and duties include protecting the assets of the estate, accounting for property, examining, objecting and/or eliminating potential claims (which potential claims were the case with the spin-off equity security holders who had not received their shares as promised), and filing informational reports as required by the court and the United States trustee, such as monthly operating
                                      17
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

reports. The debtor-in-possession also has many of the other powers and duties of a trustee including the right, with the court's approval, to employ attorneys, accountants, appraisers, auctioneers, or other professional persons to assist the debtor during its bankruptcy case. Other responsibilities include filing tax returns and filing such reports as are necessary or as the court orders after confirmation, such as a final accounting. The United States trustee is responsible for monitoring the compliance of the debtor in possession with the reporting requirements.

On June 2, 2005, as ordered by Judge Friedman on May 16, 2005, eCom filed its Chapter 11 Bankruptcy schedules with the United States Southern District of Florida Bankruptcy Court.  A June 5, 2005 hearing was held in front of
Judge Steven H. Friedman regarding the pending motions for: (a) the approval of eCom's bankruptcy legal counsel, Kluger, Peretz, Kaplan & Berlin, P.A.; (b) the approval of Barney A. Richmond to become Chief Executive Officer of eCom; and (c) the preliminary approval of One Hundred Thousand ($100,000) of Debtor-In-Possession financing for eCom to be provided by petitioning creditor,
American Capital Holdings, Inc.   On June 6, 2005, court orders were issued by
Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L. as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. Copies of these June 6, 2005 court orders are attached herein as Exhibit 99.1. A copy of the June 5, 2005 Court transcript is obtainable on eCom's website under www.ecomecom.net under the section titled "Bankruptcy News". On June 14, 2005, an Interim Order was entered on the Post Petition $100,000 eCom Debtor-In-Possession financing provided by American Capital Holdings, Inc., with the final hearing approval date being set for July 25, 2005. A copy of this June 14, 2005 Order is appended as Exhibit No. 99.2.

On July 8, 2005, eCom filed an 8K information statement with the United States Securities & Exchange Commission ("SEC") listing the SEC CIK and Standard & Poors' Cusip numbers on the former above referenced subsidiary spin-off companies. On July 12, 2005 each of these spin-offs filed Form 10SBG12's with the SEC.

On July 18, 2005 all of these above referenced companies received a letter from the Securities and Exchange Commission asking each company to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.3.

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

A transcript of the March 12, 2007 hearing is attached as Exhibit 99.6. As soon as final orders are given by the bankruptcy court, they will posted on the eCom website at www.ecomecom.net.

In an abundance of caution to avoid any bankruptcy solicitation rules and to allow time to procure clarification/court approvals on eCom's Joint Plan of Reorganization & Disclosure Statement, the Company (list each) withheld
                                      19
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

filing its 10QSB filings for the quarterly periods of August 31, 2006 and November 30, 2006 until after the March 2, 2007 Deadline For Filing Ballots Accepting Or Rejecting Plan. Additionally, as a result of the aforementioned bankruptcy proceedings the Company has purposely postponed acquisition and funding commitment discussions until after the March 12, 2007 hearing is completed.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2006
with the six months ended November 30, 2005
-------------------------------------------------------------------
Revenue for the six month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which includes depreciation expense, was $165 for both six month periods.

Operating expenses for the six months ended November 30, 2006 totaled $(50,995) compared to $(65,377) for the six months ended November 30, 2005. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current year six-month period was $512 compared to $0 in the corresponding prior year period.

As a result of the incurrence of depreciation, administrative expenses and interest expense without the realization of revenues, the net loss for the six months ended November 30, 2006 was $(51,672) versus a net loss of $(65,542)
                                       20
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

recorded in the six months ended November 30, 2005.

Comparison of the three months ended November 30, 2006
with the three months ended November 30, 2005
-------------------------------------------------------------------
Revenue for the three month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which includes depreciation expense, was $82 for both three month periods.

Operating expenses for the three months ended November 30, 2006 totaled $(17,791) compared to $(21,760) for the three months ended November 30, 2005. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current year three-month period was $222 compared to $0 in the corresponding prior year period.

As a result of the incurrence of depreciation, administrative expenses and interest expense without the realization of revenues, the net loss for the three months ended November 30, 2006 was $(18,095) versus a net loss of $(21,842) recorded in the three months ended November 30, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:

Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures' ("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO") and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment
                                      21
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

of a disclosure control committee made up of senior management.

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










                                        22

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


                                        23
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
                                      24
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

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


EXHIBIT 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CLICK TO RAFFLE.COM, INC.

                                       25
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

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

Date: March 23, 2007

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer

                                      26
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CLICK TO RAFFLE.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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




                                      27