Form 10QSB
period 2007-02-28
CLASSIFIED AD, INC.
filed 2007-05-11
CIK 1321499

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended FEBRUARY 28, 2007
                           File Number 000-51417

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

                      1016 CLEMMONS STREET, SUITE 302
                          JUPITER, FLORIDA 33410
                 --------------------------------------
                (Address of principal executive offices)

                             (561) 745-6789
            ------------------------------------------------
          (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [ X ]  No [  ]

As of February 28, 2007 the issuer had 21,217,370 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]


On March 3, 2005, A CLASSIFIED AD, Inc. received Cusip Number: 00089Y 10 9

On March 23, 2005, A CLASSIFIED AD, Inc. received CIK Number: 0001321499


(A CLASSIFIED AD, INC. changed its name to CLICK TO RAFFLE.COM, INC. on
  November 30, 2005.)






CLICK TO RAFFLE.COM, INC.            FORM 10-QSB            FEBRUARY 28, 2007
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm........3

        Balance Sheets
         February 28, 2007 and May 31, 2006............................4

        Statements of Operations
         Nine Months Ended February 28, 2007 and 2006
          and from Inception, March 1, 2004, through
          February 28, 2007............................................5

         Three Months Ended February 28, 2007 and 2006.................6

        Statement of Changes in Stockholders' Equity
         from Inception, March 1, 2004, through February 28, 2007......7

        Statement of Cash Flows
         Nine Months Ended February 28, 2007 and 2006 and
          from Inception, March 1, 2004, through February 28, 2007.....8

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




                                      2
                     Wieseneck, Andres & Company, P.A.
                       Certified Public Accountants
                       772 U.S. Highway 1, Suite 100
                      North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Click to Raffle.com, Inc.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Click to Raffle.com, Inc. (f/k/a A Classified Ad, Inc.), a Development Stage Enterprise, as of February 28, 2007, the related statements of operations for the nine month periods ended February 28, 2007 and 2006 and Inception, March 1, 2004, through February 28, 2007, and the related statements of operations for three month periods ended February 28, 2007 and 2006, the statement of changes in stockholders' equity from March 1, 2004 through February 28, 2007 and the statement of cash flows for the nine month periods ended February 28, 2007 and 2006 and Inception, March 1, 2004, through February 28, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 16, 2007

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                         FEBRUARY 28, 2007      MAY 31, 2006
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $       480         $         1
    Prepaid Expense                                    0               5,000
    Loan Receivable Related Parties                3,800               3,800
                                             -----------         -----------
      Total Current Assets                         4,280               8,801
                                             -----------         -----------
  Property & Equipment, Net of Accumulated
    Depreciation of $965 and $718                    682                 929
                                             -----------         -----------
TOTAL ASSETS                                 $     4,962         $     9,730
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $    12,055         $     8,998
      Loans Payable                                3,270               9,253
      Shareholder Loans Payable                        8              21,177
                                             -----------         -----------
    Total Current Liabilities                     15,333              39,428
                                             -----------         -----------
  Total Liabilities                               15,333              39,428
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    21,217,370 at February 28, 2007
    and 12,645,478 at May 31, 2006               212,174             126,456
    Paid-in Capital                               (3,258)             (3,259)
    Deficit Accumulated during
    the Development Stage                       (219,287)           (152,895)
                                             -----------         -----------
    Total Stockholders' Equity                   (10,371)            (29,698)
                                             -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     4,962         $     9,730
                                             ===========         ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                                2007           2006     FEBRUARY 28, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                     247            247            965
                            ------------   ------------   ------------
    Gross Profit                   (247)          (247)          (965)

Operating Expenses
  General and Administrative     65,633         84,935        217,477
                            ------------   ------------   ------------
    Total Operating Expenses     65,633         84,935        217,477
                            ------------   ------------   ------------
    Loss from Operations        (65,880)       (85,182)      (218,442)
  Interest Expense                  512              -            845
                            ------------   ------------   ------------
Net Loss                    $   (66,392)   $   (85,182)   $  (219,287)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $    (.004)    $   (.009)
                            ============   ============

Weighted Average Shares
            Outstanding      17,388,103      9,210,477
                            ============   ============




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
 (UNAUDITED)
                                    2007             2006
                               ------------      ------------
Revenues
  Net Sales                    $         -       $         -
  Cost of Sales                         82                82
                               ------------      ------------
    Gross Profit                       (82)              (82)

Operating Expenses
  General and Administrative        14,638            19,557
                               ------------      ------------
    Total Operating Expenses        14,638            19,557
                               ------------      ------------
    Loss from Operations           (14,720)          (19,639)
  Interest Expense                       -                 -
                               ------------      ------------
Net Loss                       $   (14,720)      $   (19,639)
                               ============      ============

Basic and Diluted
  Net Loss per Common Share    $   (.001)        $   (.003)
                               ============      ============

Weighted Average Shares
            Outstanding         19,767,560         7,385,543
                               ============      ============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                        Number    At Par    Add'l                   Total
                          of       Value   Paid In  Accumulated  Stockholder
                        Shares     $.01    Capital   (Deficit)      Equity
Balance,              ---------  --------  --------  ---------    ---------
  March 1, 2004              0   $      0  $      0  $      0     $      0

Issuance of Common
  Stock to eCom eCom         1          -         -         -            -

Asset Distribution
 from eCom eCom              -          -     1,737         -        1,737

Net Loss 2004                -          -         -       (62)         (62)

Cancellation of Common
  Stock by eCom eCom        (1)         -         -         -            -

Issuance of Common
  Stock to eCom eCom
  Shareholders          499,503     4,995    (4,995)        -            -

Sale of Common Stock
  (See Note P)        5,000,000    50,000         -         -       50,000

Net Loss 2005                -         -          -   (39,068)     (39,068)

Convert Related Party
  Debt to Common
  Stock (See Note Q)  6,145,975    61,460         -         -       61,460

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -       10,000

Net Loss 2006                -         -          -  (113,765)    (113,765)

Convert Related Party
  Debt to Common Stock
  (See Note Q)        7,721,895    77,219         -         -       77,219

Convert Professional
  Fees to Common Stock  850,000     8,500         -         -        8,500

Net Loss Year-to-Date        -         -          -   (66,392)     (66,392)
                     ----------  --------  --------  ---------    ---------
Balance,
  February 28, 2007  21,217,370  $212,174  $(3,258)  $(219,287)   $(10,371)
                     ==========  ========  ========  =========    =========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                       7
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                        2007        2006    FEBRUARY 28, 2007
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                     (58,088)     (8,088)      (147,798)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities            (58,088)     (8,088)      (147,798)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                  85,719           -        135,719
  Proceeds of loans from shareholders        -           -         39,319
  Repayment of loans from shareholders (21,169)          -        (21,169)
  Repayment of loans - related company  (5,983)    (38,500)       (10,983)
  Proceeds of loans from related party       -           -          9,192
  Loans to related company                   -      (3,800)        (3,800)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   58,567     (42,300)       148,278
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          479     (50,388)           480

Cash and Cash Equivalents at
 Beginning of Period                         1      50,127              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $     480   $     261      $     480
                                     ==========  ==========     ==========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                         8
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                   2007               2006
                                              ------------       ------------
  Net Income (Loss)                           $   (66,392)       $   (85,181)

  Add items not requiring outlay of cash:
   Depreciation and amortization                      247                258
   Convert related party debt to equity                 -             61,460
   Convert professional fees to equity                  -             10,000

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     3,057             12,875

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -             (7,500)

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (58,088)       $    (8,088)
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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 28, 2007 and May 31, 2006 is $965 and $718, respectively.

Depreciation expense for the nine months ended February 28, 2007 and 2006 is $247 and $247, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at February 28, 2007 and May 31, 2006 in the amounts of $0 and $5,000, respectively, which consist of professional consulting fees paid in advance.

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

NOTE H - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at February 28, 2007 and May 31, 2006 in the amounts of $3,270 and $9,253, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at February 28, 2007 and May 31, 2006 in the amounts of $8 and $21,177, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE I - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in internet raffle activities.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2007 totals approximately $209,700. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets
are as follows:                                       FEBRUARY 28, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $    209,700
                                                       ================
       Deferred tax asset (34%)                              71,300
       Valuation allowance                                  (71,300)
                                                       ----------------
       Net deferred tax asset                          $          0
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

NOTE M - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for its operations.
Green Energy Group, Inc. (f/k/a Maverick Energy Group, Inc.) is owed $2,500, and Core Medical Group, Inc. (f/k/a Swap and Shop.net Corp.) is owed $700.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the nine months ended February 28, 2007 is approximately $37,431. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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



                                      15

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

NOTE Q - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of Click to Raffle.com, Inc. The related company invoiced Click to Raffle.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Click to Raffle.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $61,460 by issuing the company 6,145,975 shares of its common voting shares. See Note P relating to the distribution of these shares. An additional 5,859,962 shares of common stock were issued to the related company in payment of accounts payable during the nine months ended February 28, 2007. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at February 28, 2007.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 28, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.6. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.7. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link.

                                      19

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

A post confirmation status conference is scheduled for Wednesday May 14, 2007 at 2:00 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company has purposely postponed acquisition and funding commitment discussions until after the May 14, 2007 hearing is completed.

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

RESULTS OF OPERATIONS
---------------------
      Comparison of the nine months ended February 28, 2007
            with the nine months ended February 28, 2006
-------------------------------------------------------------------
Revenue for the nine month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which includes depreciation expense, was $247 for both nine month periods.

Operating expenses for the nine months ended February 28, 2007 totaled $(65,633) compared to $(84,935) for the nine months ended February 28, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current year nine-month period was $512 compared to $0 in the corresponding prior year period.

As a result of the incurrence of depreciation, administrative expenses and interest expense without the realization of revenues, the net loss for the nine months ended February 28, 2007 was $(66,392) versus a net loss of $(85,182)

                                       20
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

recorded in the nine months ended February 28, 2006.

       Comparison of the three months ended February 28, 2007
            with the three months ended February 28, 2006
-------------------------------------------------------------------
Revenue for the three month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which includes depreciation expense, was $82 for both three month periods.

Operating expenses for the three months ended February 28, 2007 totaled $(14,638) compared to $(19,557) for the three months ended February 28, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current year three-month period was $0 compared to $0 in the corresponding prior year period.

As a result of the incurrence of depreciation, administrative expenses and interest expense without the realization of revenues, the net loss for the three months ended February 28, 2007 was $(14,720) versus a net loss of $(19,639) recorded in the three months ended February 28, 2006.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits:

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  31.1      Certification required under Section 302 of
             the Sarbanes-Oxley Act of 2002 by the CEO

  31.2      Certification required under Section 302 of
             the Sarbanes-Oxley Act 0f 2002 by the CFO

  32        Section 1350 Certification

  99.1      June 6, 2005 Court Orders issued by Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. (1)

  99.2      June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-
             In-Possession financing provided by American Capital Holdings. (1)

  99.3      July 18, 2005 letter from the Securities and Exchange Commission asking A Classified Ad to provide legal analysis for their "spin-off" share issuance. (1)


                                        23
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  99.4      July 20, 2005, Motion for permission to perfect notice to
             all interested parties via the eCom website, and the July 25, 2005 Court Order this Motion To Limit Notice and the use of electronic service to notice shareholders. (1)

  99.5      August 15, 2005 legal analysis from Barney A. Richmond filed in response to the SEC July 18, 2005 letter. (1)

  99.6      Transcript of March 12, 2007 Confirmation Hearing of debtor eCom
             eCom.com, Inc. (1)

  99.7      Order dated March 23, 2007 Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc.

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321507-07-000003)


   (b)  Reports on Form 8-K:

             None







                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 16, 2007                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 16, 2007                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer






                        SIGNATURES AND CERTIFICATIONS

                                      24
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CLICK TO RAFFLE.COM, INC. (formerly known as A Classified Ad, Inc.)

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

Date: April 16, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President


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

Date: April 16, 2007

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer

                                      26
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CLICK TO RAFFLE.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 16, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 16, 2007


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