Form 10KSB
period 2007-05-31
CLASSIFIED AD, INC.
filed 2007-08-31
CIK 1321499

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB
       (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      For the transition period from _________ to _________

                      Commission file number 000-51417


                           CLICK TO RAFFLE.COM, INC.
                         (f/k/a A CLASSIFIED AD, INC.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Florida                                 20-1447963
  ----------------------------------        ---------------------------------
    (State or other jurisdiction          (I.R.S Employer Identification No.)
   of incorporation or organization)

    1016 Clemmons Street, Suite 302
              Jupiter, FL                               33477-3305
   ----------------------------------        --------------------------------
(Address of principle executive offices)                (Zip Code)

Issuer's telephone number (561) 745-6789


Securities registered under Section 12 (b) of the Exchange Act:  None

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

        Common Stock, par value $.01 per share    CUSIP NUMBER: 00089Y 10 9
     -----------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No





Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2007 the issuer had 24,767,370 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X






































CLICK TO RAFFLE.COM, INC.           Form 10-KSB                   MAY 31, 2007
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)

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

                                    PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........5

ITEM 6   MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS..5

ITEM 7   FINANCIAL STATEMENTS AND NOTES TO FINANCIALS ....................F-1

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................F-14

ITEM 8A  CONTROLS AND PROCEDURES..........................................F-14

                                   PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS................24

ITEM 10  EXECUTIVE COMPENSATION...........................................25

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...25

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................26

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.................................26

ITEM 14  PRINCIPLE ACCOUNTANT FEES AND SERVICES...........................27

SIGNATURES AND CERTIFICATIONS.............................................28


       Exhibit 31.1  Certification required under Section 302 of ........ 29 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2  Certification required under Section 302 of ........ 30 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to ........... 31
                     Section 906 of the Sarbanes-Oxley Act




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

eCom eCom.com, Inc. spun off A Classified Ad, Inc. on June 4, 2004. A Classified Ad, Inc. changed its name to Click to Raffle.com, Inc. on November 30, 2005. The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789.

For a more detailed description of the bankruptcy proceedings and future plans for the business see Part II, Item 6 under Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company does not have any off-balance sheet arrangements.
Employees:  The Company does not have any employees.
                                        4
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 1016 Clemmons Street, Suite, 302, Jupiter, Florida 33477, consisting of approximately 1,277 square feet of office space. The Company shares the office with United States Financial Group, Inc. ("USFG"). USFG incurs the cost and full responsibility of the lease. The lease is for a term of two years, at a rental of $2,213 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2007.

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


                                        5
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)

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

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a reply with the SEC regarding their July 18, 2005 correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.

A transcript of the March 12, 2007 confirmation hearing is attached as
Exhibit 99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.
                                  6
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public are due on September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten percent (10%) interest, payable monthly plus one hundred thousand (100,000) $.01 cent warrants in the company.

Repayment of the promissory note will come from the following intended sources:
1. If the SEC 144 Six (6) Month Rule is adopted, the Company plans to immediately prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

2. If the SEC 144 Six (6) Month Rule is not adopted, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offerings in accordance with the existing two (2) year SEC 144 Rule. Upon completion of these offerings, several of the above described Companies would file SB-2 or S-3 Registration Statements to register common shares for resale. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.
                                    7
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)

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

COMPARISON OF RESULTS OF OPERATIONS: Year Ended May 31, 2007 vs. Year Ended May 31, 2006.

Revenue for the year ended May 31, 2007 and for the year ended May 31, 2006 was $0.

Cost of sales which includes depreciation expense was $247, for the year ended May 31, 2007 and $330 for the year ended May 31, 2006.

Total operating expenses for the year ended May 31, 2007 was $(99,036) compared to $(113,103) for the year ended May 31, 2006.

Administrative expense $99,036 in fiscal year 2007 versus $113,103 in 2006 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2006 resulted in a net loss of $(102,761) versus a net loss of $(113,766) recorded in the year ended May 31, 2005.

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



                                       8

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






                                   9



ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:


INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2007 and 2006.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, March 1, 2004, through May 31, 2007..............F-4

          Statement of Changes in Shareholders' Equity
           From Inception, March 1, 2004, through May 31, 2007.........F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, March 1, 2004, through May 31, 2007..............F-6

          Notes to Financial Statements................................F-8






























                                    F-1

                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                        772 U.S. Highway 1, Suite 100
                       North Palm Beach, Florida 33408
                              (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                   FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheets of Click to Raffle.com, Inc. (A Development Stage Company), as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the twelve months ended May 31, 2007 and 2006 and from inception, March 1, 2004, through May 31, 2007, and statement of changes in shareholders' equity from inception, March 1, 2004, through May 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Click to Raffle.com, Inc. (A Development Stage Company), as of May 31, 2007 and 2006 and the results of its operations and cash flows for the twelve months ended May 31, 2007 and 2006 and for the period from inception, March 1, 2004, through May 31, 2007, and the statement of changes in shareholders' equity from inception March 1, 2004 through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 29, 2007

                                  F-2
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2007 AND 2006
                                                  2007                2006
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents           $        104        $         1
         Prepaid Expense                                0              5,000
         Loan Receivable Related Parties            3,800              3,800
                                             -------------       ------------

             Total Current Assets                   3,904              8,801
                                             -------------       ------------

    Property & Equipment, Net of accumulated          682                929
     depreciation of $718 and $388           -------------       ------------

TOTAL ASSETS                                 $      4,586        $     9,730
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                 $      7,151        $     8,998
            Loans Payable                           3,270              9,253
            Shareholder Loans                       5,406             21,177
                                             -------------       ------------
         Total Current Liabilities                 15,827             39,428
                                             -------------       ------------
     Total Liabilities                             15,827             39,428
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 24,767,370 shares issued
         and outstanding                          247,675
         Common Stock $.01 par value, 300 million
         Shares authorized, 12,645,478 shares issued
         and outstanding                                             126,456
         Paid-in-Capital                           (3,259)            (3,257)
         Deficit accumulated during the
          development stage                      (255,657)          (152,895)
                                             -------------       ------------
  Total Stockholders' Equity                      (11,241)           (29,698)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $      4,586        $     9,730
                                             =============       ============


The accompanying notes are an integral part of these financial statements.


                                  F-3

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2007
                                                               INCEPTION,
                                                             MARCH 1, 2004
                                                                THROUGH
                                     2007         2006        MAY 31, 2007
                               -------------  ------------    ------------
 Revenues
    Net Sales                  $         -    $         -     $        -
    Cost of Sales                       247           330             965
                               -------------  ------------    ------------
       Gross Profit                    (247)         (330)           (965)

 Operating Expenses
   General and Administrative        99,036       113,103         250,881
   Sales and Marketing                    -             -               -
                               -------------  ------------    ------------
       Total Operating Expenses      99,036       113,103         250,881

                                ------------  ------------    ------------
         Loss from Operations       (99,283)     (113,433)       (251,846)
                                ------------  ------------    ------------

  Other Income (Expense)
       Interest Expense               3,478           333           3,811
                               -------------  ------------    ------------
       Net Other Expenses            (3,478)         (333)         (3,811)

      Net Loss                 $   (102,761)  $  (113,766)    $  (255,657)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share    $      (.005)   $     (.012)
                              =============   ============


Weighted Average Shares
     Outstanding                18,706,424      9,515,601
                              =============   ============






The accompanying notes are an integral part of these financial statements.






                                   F-4

 CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, MARCH 1, 2004 THROUGH MAY 31, 2007
                            Number   At Par     Add'l
                              of      Value   Paid In  Accumulated   Total
Stockholder                 Shares     $.01   Capital  (Deficit)     Equity
Balance,                ----------- -------- --------- ---------- -----------
 March 1, 2004                   0  $      0  $     0  $       0  $       0

Issuance of
 Common Stock to
 eCom eCom.com, Inc.             1         -        -          -          -

Asset Distribution from
 eCom eCom.com, Inc.             -         -    1,737           -      1,737

Net Loss 2004                                                 (62)       (62)

Cancellation of Stock
 eCom eCom.com, Inc.            (1)        -        -          -          -

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders              499,503     4,996   (4,996)         -          -

Sale of
 Common Stock
 (See note P)            5,000,000    50,000        -          -     50,000

Net Loss 2005                    -         -        -    (39,068)   (39,068)

Convert Debt to
 Common Stock
 (See note Q)            6,145,975    61,460        -          -     61,460

Convert Professional
 Fees to Common Stock    1,000,000    10,000        -          -     10,000

Net Loss 2006                    -        -         -   (113,766)  (113,766)

Convert Debt to
 Common Stock
 (See note Q)           11,271,892   112,719        -          -    112,719

Convert Professional
 Fees to Common Stock      850,000     8,500        -          -      8,500

Net Loss 2007                    -         -        -   (102,761)  (102,761)
                        ----------- -------- --------- ---------- ----------
Balance,
 May 31, 2007           24,767,370  $247,675 $ (3,259) $(255,657) $ (11,241)
                        =========== ======== ========= ========== ==========
The accompanying notes are an integral part of these financial statements.
                                    F-5
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION,
MARCH 1, 2004 THROUGH MAY 31, 2007

                                                                   INCEPTION
                                                                MARCH 1, 2004
                                                                   THROUGH
                                               2007       2006   MAY 31, 2007
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                               (997)   (52,318)    (90,707)
                                            ----------  ---------   ---------
Net Cash Flows Used in
       Operating Activities                      (997)   (52,318)    (90,707)
                                            ----------  ---------   ---------

Cash Flows From Investing Activities                -          -           -
                                            ----------  ---------   ---------
Cash Flows From Financing Activities
  Sale of common stock                              -          -      50,000
  Proceeds of loans from stockholders               -          -      39,319
  Payment to related companies                      -          -      (5,000)
  Loans to related companies                        -     (3,800)     (3,800)
  Loans from related company                    1,100      5,992      10,292
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities           1,100      2,192      90,811
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash                 103    (50,126)        104

Cash and Cash Equivalents at
 Beginning of Period                                1     50,127           -
                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $     104   $      1    $    104
                                            ==========  =========   =========




The accompanying notes are an integral part of these financial statements.









                                    F-6
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                  2007               2006


  Net Income (Loss)                       $     (102,761)      $    (113,766)
  Add items not requiring outlay of cash:
   Depreciation                                      247                 330
   Convert related party debt to equity          112,719              61,460
   Convert professional fees to equity             8,500              10,000
  Cash was increased by:
   Increase in accounts payable                        -               7,808
   Decrease in prepaid assets                      5,000
  Cash was decreased by:
   Increase in prepaid assets                          -              (5,000)
   Decrease in accounts payable                   (1,847)                  0
   Decrease in accounts payable
     to a related company                        (22,855)            (13,151)
                                          ---------------      --------------
      Net Cash Flows Used in
       Operating Activities               $         (997)      $     (52,318)
                                          ===============      ==============


Non-Cash Transactions:

The Company reduced its current year's accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of Click to Raffle.com, Inc. The related company invoiced Click to Raffle.com, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $61,460 were converted to 6,145,975 Click to Raffle.com, Inc.'s common stock during the year ending May 31, 2006. For the year ending May 31, 2007 accounts payable for $112,719 were reduced by issuing 11,271,892 of restricted common stock.

Click to Raffle.com, Inc. also paid the professional fees of an independent third party in the amount of $8,500 by issuing 850,000 shares of its common stock in year ending May 31, 2007 and $10,000 by issuing 1,000,000 shares of its common stock in year ending May 31, 2006.




The accompanying notes are an integral part of these financial statements.




                                    F-7

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

eCom eCom.com, Inc. spun off A Classified Ad, Inc. on June 4, 2004. A Classified Ad, Inc. changed its name to Click to Raffle.com, Inc. on November 30, 2005. The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477, and the telephone number is (561) 745-6789.

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

DEPRECIATION
Property and equipment will be recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.
                                   F-8
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through May 31, 2007 and May 31, 2006 is $965 and $718, respectively.

Depreciation expense for the year ended May 31, 2007 and 2006 is $247 and $330, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2007 and May 31, 2006 in the mounts of $0 and $5,000, respectively, which consist of professional consulting fees paid in advance.

NOTE F - INTANGIBLE ASSETS

Management estimated that the useful life of a certain intangible asset was five (5) years. The Company amortized the asset using the straight line method over that period. Management determined that the intangible asset would provide no future economic benefit for the Company and, therefore, reduced the carrying value of the asset to $0 during June 2005.




                                    F-9



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

NOTE H - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at May 31, 2007 and May 31, 2006 in the amounts of $3,270 and $9,253, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at May 31, 2007 and May 31, 2006 in the amounts of $5,406 and $21,177, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE I - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in internet raffle activities.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2007 totals approximately $247,000. These carry forwards, which will be available to offset future taxable income, expire between 2024 and 2027.

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

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                 F-10
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED TAX ASSET (CONTINUED)

                                                         May 31, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $     247,000
                                                       ================
       Deferred tax asset (34%)                               83,980
       Valuation allowance                                   (83,980)
                                                       ----------------
       Net deferred tax asset                          $           0
                                                       ================

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for its operations. Green Energy Group, Inc. (f/k/a Maverick Energy Group, Inc.) is owed $2,500, and Core Medical Group, Inc. (f/k/a Swap and Shop.net Corp.) is owed $700.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the year ended May 31, 2007 and 2006 is approximately $79,000 and $86,000 respectively. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer.
                                F-11
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate by a change in accounting
principle.                       F-12
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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


                                    F-13



CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

NOTE 0 - COMMON STOCK (CONTINUED)

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

NOTE P - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of Click to Raffle.com, Inc. The related company invoiced Click to Raffle.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Click to Raffle.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $53,773 by issuing the company 5,377,259 shares of its common voting shares. See Note M relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $5,160 as of May 31, 2007.

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





                                   F-14
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)
                                  PART III

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

On November 25, 2005 the Board of Directors of the Company held a board meeting in order to to approve the name change of A Classified Ad, Inc. to Click to Raffle.com, Inc. On May 1, 2007 the Board of Directors of the Company held a board meeting and approved the removal of the following persons as Directors of the Corporation: Jeffery Berkowitz, Tracey S. Anderson, and Jeffery Smith.

Name                        Age                       Positions Held
__________________         _____               _____________________________
Barney A. Richmond          55                  Chairman/President/Secretary
                                                         Director

Richard C. Turner           47                  Treasurer/Director


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




                                 24
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 24,767,370 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
___________________                          ______________    _____________
Barney A. Richmond, Director & President (1)    4,621,214         18.7%
601 Seafarer Circle
Jupiter, FL

Richard C. Turner, Director, Treasurer   (2)
& Chief Financial Officer                         381,158          1.5%
4200 Oak Street
Palm Beach Gardens, FL

United States Financial Group, Inc.             2,161,933          9.1%
1016 Clemmons St., Suite 304
Jupiter, FL

American Capital Holdings, Inc.                 8,094,054         28.5%
1016 Clemmons St. Suite 302
Jupiter, FL

                                             -------------       --------
All Directors & Executive Officers
     as a group (5 persons)                     5,002,372         20.2%

                                   25
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)

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

     Exhibit 3.1 Articles of Incorporation of the Company filed March 1, 2004 (incorporated by reference to the Company's Form 10SB)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

     Exhibit 99.1 Amended Articles of Incorporation of the Company filed November 30, 2005 (incorporated by reference to the Company's Form 10SB filed January 17, 2006)


                                   26
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

     Exhibit 99.2 August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)

     Exhibit 99.3 Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)


     Exhibit 99.4 Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321499-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001321499-07-000004)

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

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $2,047 for the fiscal year ended May 31, 2007, and $7,978 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2007, and $0 for the fiscal year ended May 31, 2006.







                                   27

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLICK TO RAFFLE.COM, INC.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: August 28, 2007

























                                     28
CLICK TO RAFFLE.COM, INC.
(A Development Stage Company)

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

                                    29

CLICK TO RAFFLE.COM, INC.
(A Development Stage Company)

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

Date: August 29, 2007

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer

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

                                  30
CLICK TO RAFFLE.COM, INC.
 (A Development Stage Company)

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

Date: August 29, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer

Exhibit 32

In connection with the Annual Report of CLICK TO RAFFLE.COM, INC.(the "Company") on Form 10-KSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:
     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     August 29, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     August 29, 2007
                                    31
CLICK TO RAFFLE.COM, INC.
(A Development Stage Company)




[A signed original of this written statement required by Section 906 has been provided to CLICK TO RAFFLE.COM, INC. and will be retained by CLICK TO RAFFLE.COM, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]


Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to DIAMOND ENERGY PARTNERS, INC., 1016 Clemmons St., Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.



































                                   32