Form 10QSB
period 2007-08-31
CLASSIFIED AD, INC.
filed 2007-10-15
CIK 1321499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from        to ___________

                              File Number 000-51417

           CLICK TO RAFFLE.COM, INC., (f/k/a A CLASSIFIED AD, INC.)
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                     20-1447963
 --------------------------------             --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

             1016 Clemmons Street, Suite 302, Jupiter, Florida 33477
 -----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 745-6789
 -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of August 31, 2007 the issuer had 28,373,070 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005, A CLASSIFIED AD, Inc. received Cusip Number: 00089Y 10 9

On March 23, 2005, A CLASSIFIED AD, Inc. received CIK Number: 0001321499

(A CLASSIFIED AD, INC. changed its name to CLICK TO RAFFLE.COM, INC. on
  November 30, 2005.)
CLICK TO RAFFLE.COM, INC.            FORM 10-QSB            August 31, 2007
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise         INDEX
                                                                   PAGE NO.
PART I                       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm....... 3

        Balance Sheets
         August 31, 2007 and May 31, 2007............................. 4

        Statements of Operations
         Three Months Ended August 31, 2007 and 2006
          and from Inception, March 1, 2004, through
          August 31, 2007............................................. 5

        Statement of Changes in Stockholders' Equity
         from May 31, 2005, through August 31, 2007................... 6

        Statement of Cash Flows
         Three Months Ended August 31, 2007 and 2006 and
          from Inception, March 1, 2004, through August 31, 2007...... 7

        Notes to Financial Statements................................. 9

ITEM 2  Management's Discussion and Analysis or Plan of Operation.....15

ITEM 3  Controls and Procedures.......................................20

PART II                     OTHER INFORMATION

ITEM 1  Legal Proceedings.............................................22

ITEM 2  Unregistered Sales of Equity Securities and Use of
         Proceeds.....................................................2

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

ITEM 6  Exhibits......................................................23

SIGNATURES AND CERTIFICATIONS.........................................24

   Exhibit 31.1  Certification required under Section 302 of ........ 29 the Sarbanes-Oxley Act of 2002 by the CE0

   Exhibit 31.2  Certification required under Section 302 of ........ 30 the Sarbanes-Oxley Act of 2002 by the CFO

   Exhibit 32    Certification of CEO and CFO Pursuant to ........... 31
                 Section 906 of the Sarbanes-Oxley Act
                                   2
                     Wieseneck, Andres & Company, P.A.
                       Certified Public Accountants
                       772 U.S. Highway 1, Suite 100
                      North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Click to Raffle.com, Inc.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Click to Raffle.com, Inc. (f/k/a A Classified Ad, Inc.), a Development Stage Enterprise, as of August 31, 2007, the related statements of operations for the three month periods ended August 31, 2007 and 2006 and Inception, March 1, 2004, through August 31,
2007, and the related statements of operations for three month periods ended August 31, 2007 and 2006, the statement of changes in stockholders' equity from May 31, 2005 through August 31, 2007 and the statement of cash flows for the three month periods ended August 31, 2007 and 2006 and Inception, March 1, 2004, through August 31, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 15, 2007


                                        3

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                          August 31, 2007       MAY 31, 2007
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $         1         $       104
    Prepaid Expense                                    0                  -
    Loan Receivable Related Parties                3,800               3,800
                                             -----------         -----------
      Total Current Assets                         3,801               3,904
                                             -----------         -----------
  Property & Equipment, Net of Accumulated
    Depreciation of $1,047 and $718                  600                 682
                                             -----------         -----------
TOTAL ASSETS                                 $     4,401         $     4,586
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $    11,037         $     7,151
      Loans Payable                                3,270               3,270
      Shareholder Loans Payable                       16               5,406
                                             -----------         -----------
    Total Current Liabilities                     14,323              15,827
                                             -----------         -----------
  Total Liabilities                               14,323              15,827
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    28,373,070 at August 31, 2007
    and 24,767,370 at May 31, 2006               283,730             247,675
    Paid-in Capital                               (2,257)             (3,259)
    Deficit Accumulated during
    the Development Stage                       (291,395)           (255,657)
                                             -----------         -----------
    Total Stockholders' Equity                    (9,922)            (11,241)
                                             -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     4,401         $     4,586
                                             ===========         ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                       4

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage ENTERPRISE
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                                2007           2006     AUGUST 31, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                      82             82          1,407
                            ------------   ------------   ------------
    Gross Profit                    (82)           (82)        (1,407)

Operating Expenses
  General and Administrative     35,445         33,205        286,326
                            ------------   ------------   ------------
    Total Operating Expenses     35,527         33,287        286,326
                            ------------   ------------   ------------
    Loss from Operations        (35,527)       (33,287)      (286,373)
  Interest Expense                  211            290          4,022
                            ------------   ------------   ------------
Net Loss                    $   (35,738)   $   (33,577)   $  (291,395)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $     (.001)   $     (.002)
                            ============   ============

Weighted Average Shares
            Outstanding      28,373,070     15,435,595
                            ============   ============




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.










                                        5




CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2005, THROUGH AUGUST 31, 2007
(UNAUDITED)
                          Number    At Par    Add'l                 Total
                            of       Value   Paid In  Accumulated  Stockholder
                          Shares     $.01    Capital   (Deficit)    Equity
Balance,                ----------- -------- --------- ---------- ----------
May 31, 2005             5,499,503  $ 54,995  $ (3,258) $(39,130) $  12,607

Convert Debt to
 Common Stock
 (See note Q)            6,145,975    61,460        -          -     61,460

Convert Professional
 Fees to Common Stock    1,000,000    10,000        -          -     10,000

Net Loss 2006                    -        -         -   (113,766)  (113,766)

Convert Debt to
 Common Stock
 (See note Q)           11,271,892   112,719        -          -    112,719

Convert Professional
 Fees to Common Stock      850,000     8,500        -          -      8,500

Net Loss 2007                    -         -        -   (102,761)  (102,761)
                        ----------- -------- --------- ---------- ----------
Balance,
 May 31, 2007           24,767,370   247,675   (3,259)  (255,657)   (11,241)

Convert Debt to
 Common Stock
 (See note Q)            1,905,700    19,057    1,000          -     20,057

Convert Professional
 Fees to Common Stock    1,700,000    17,000        -          -     17,000

Net Loss Aug 31, 2007            -         -        -    (35,656)   (35,656)
                        ----------- -------- --------- ---------- ----------
Balance
  August 31, 2007       28,373,070  $283,731 $ (2,259) $(291,395) $  (9,922)
                        =========== ======== ========= ========== ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                       7
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                        2007        2006     AUGUST 31, 2007
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                        (145)     (8,088)      (147,798)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities               (145)     (8,088)      (147,798)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -           -        135,719
  Proceeds of loans from shareholders        -           -         39,319
  Repayment of loans from shareholders       -           -        (21,169)
  Repayment of loans - related company     (30)    (38,500)       (10,983)
  Proceeds of loans from related party      72           -          9,192
  Loans to related company                   -      (3,800)        (3,800)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities       42     (42,300)       148,278
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash         (103)    (50,388)             1

Cash and Cash Equivalents at
 Beginning of Period                       104      50,127              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $       1   $     261      $       1
                                     ==========  ==========     ==========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                         8
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                   2007               2006
                                              ------------       ------------
  Net Income (Loss)                           $   (35,738)       $   (85,181)

  Add items not requiring outlay of cash:
   Depreciation and amortization                       82                258
   Convert related party debt to equity            14,625            61,460
   Convert professional fees to equity             17,000             10,000

 Cash was increased by:
   Decrease in prepaid assets                           -                  -
   Increase in accounts payable                     3,886             12,875

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -             (7,500)

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $      (145)       $    (8,088)
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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through August 31, 2007 and May 31, 2007 is $1,047 and $965, respectively.

Depreciation expense for the nine months ended August 31, 2007 and 2006 is $82 and $82, respectively, and is included in the cost of sales.

NOTE E - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE F - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at August 31, 2007 and May 31, 2007 in the amounts of $3,270 and $3,270, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at August 31, 2007 and May 31, 2007 in the amounts of $16 and $5,406, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE G - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in internet
raffle activities.               11
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of August 31, 2007 totals approximately $280,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE I - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets
are as follows:                                         August 31, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $    280,000
                                                       ================
       Deferred tax asset (34%)                              95,200
       Valuation allowance                                  (95,200)
                                                       ----------------
       Net deferred tax asset                          $          0
                                                       ================
The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE J - STOCKHOLDERS' EQUITY

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

NOTE K - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $70 for funds advanced to the Company for its operations.
Green Energy Group, Inc. (f/k/a Maverick Energy Group, Inc.) is owed $2,500, and Core Medical Group, Inc. (f/k/a Swap and Shop.net Corp.) is owed $700.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the nine months ended August 31, 2007 is approximately $16,015. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, was issued in March 2006. This Statement requires an entity to recognize a servicing asset, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are expected to more
                                      14

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

NOTE M - NAME CHANGE

The Company changed its name to Click to Raffle.com, Inc. on November 30, 2005 to better reflect the Company's future business activities.

NOTE N - COMMON STOCK

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

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of Click to Raffle.com, Inc. The related company invoiced Click to Raffle.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Click to Raffle.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $61,460 by issuing the company 6,145,975 shares of its common voting shares. See Note P relating to the distribution of these shares. An additional 5,859,962 shares of common stock were issued to the related company in payment of accounts payable during the nine months ended August 31, 2007. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at August 31, 2007.




                                   14
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended August 31, 2007 and 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. under Chapter 11 Title 11, of the United States Bankruptcy Code. Thereafter, an order for relief was entered by the United States Bankruptcy Court on May 16, 2005. On June 2, 2005, the shares of the Spin-Off Company were
                                  15
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due by September 4, 2007.



                                  16
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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





                                  17
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

RESULTS OF OPERATIONS
---------------------
      Comparison of the Three months ended August 31, 2007
            with the Three months ended August 31, 2006
-------------------------------------------------------------------
Revenue for the Three month periods ended August 31, 2007 and August 31, 2006 was $0.

Cost of sales, which includes depreciation expense, was $0 for August 31, 2007 and $82 for May 31, 2007.

Operating expenses for the three months ended August 31, 2007 totaled $(35,445) compared to $(33,287) for the three months ended August 31, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current three-month period was $211 compared to $290 in the corresponding prior year period.

As a result of the incurrence of depreciation, administrative expenses and interest expense without the realization of revenues, the net loss for the Three months ended August 31, 2007 was $(35,656) versus a net loss of $(33,577)

Liquidity and Capital Resources
---------------------------------------
Currently there is no trading market for the Company's common stock, and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue. As noted above, upon effectiveness of a Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None
                                     19
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

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

October 15, 2007                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

October 15, 2007                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer





                        SIGNATURES AND CERTIFICATIONS
























                                      21
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: October 15, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President                          22
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

Date: October 15, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer              23
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CLICK TO RAFFLE.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ended
August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Barney A. Richmond

Barney A. Richmond
President
Date: October 15, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: October 15, 2007


[A signed original of this written statement required by Section 906 has been provided to CLICK TO RAFFLE.COM, INC. and will be retained by CLICK TO RAFFLE.COM, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.




                                      24