Form 10QSB
period 2007-11-30
CLASSIFIED AD, INC.
filed 2008-01-15
CIK 1321499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of November 30, 2007 the issuer had 29,835,570 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005, A CLASSIFIED AD, Inc. received Cusip Number: 00089Y 10 9

On March 23, 2005, A CLASSIFIED AD, Inc. received CIK Number: 0001321499

(A CLASSIFIED AD, INC. changed its name to CLICK TO RAFFLE.COM, INC. on
  November 30, 2005.)
CLICK TO RAFFLE.COM, INC.            FORM 10-QSB            NOVEMBER 30, 2007
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise          Index                      PAGE NO.

PART I                         FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm........3

        Balance Sheets
         November 30, 2007 and May 31, 2007............................4

        Statements of Operations
         Six Months Ended November 30, 2007 and 2006
          and from Inception, March 1, 2004, through
          November 30, 2007............................................5

         Three Months Ended November 30, 2007 and 2006.................6

        Statement of Changes in Stockholders' Equity
         from Inception, March 1, 2004, through November 30, 2007......7

        Statement of Cash Flows
         Six Months Ended November 30, 2007 and 2006 and
         from Inception, March 1, 2004, through November 30, 2007......8

        Notes to Financial Statements.................................10

ITEM 2  Management's Discussion and Analysis or Plan of Operation.....15

ITEM 3  Controls and Procedures.......................................18

PART II       OTHER INFORMATION

ITEM 1  Legal Proceedings.............................................19

ITEM 2  Unregistered Sales of Equity Securities and Use of
         Proceeds.....................................................19

ITEM 3  Defaults Upon Senior Securities...............................19

ITEM 4  Submission of Matters to a Vote Of Security Holders...........20

ITEM 5  Subsequent Events.............................................20

ITEM 6  Exhibits......................................................20

SIGNATURES AND CERTIFICATIONS.........................................21

   Exhibit 31.1  Certification required under Section 302 of ........ 22 the Sarbanes-Oxley Act of 2002 by the CE0
   Exhibit 31.2  Certification required under Section 302 of ........ 23 the Sarbanes-Oxley Act of 2002 by the CFO
   Exhibit 32    Certification of CEO and CFO Pursuant to ........... 24
                 Section 906 of the Sarbanes-Oxley Act
                                   2
                     Wieseneck, Andres & Company, P.A.
                       Certified Public Accountants
                       772 U.S. Highway 1, Suite 100
                      North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Click to Raffle.com, Inc.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Click to Raffle.com, Inc. (f/k/a A Classified Ad, Inc.), a Development Stage Enterprise, as of November 30, 2007, the related statements of operations for the six month periods ended November 30, 2007 and 2006 and Inception, March 1, 2004 through November 30, 2007, and the related statements of operations for three month periods ended November 30, 2007 and 2006, the statement of changes in stockholders' equity from March 1, 2004 through November 30, 2007 and the statement of cash flows for the six month periods ended November 30, 2007 and 2006 and Inception, March 1, 2004 through November 30, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 15, 2008


                                        3

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                          November 30, 2007     MAY 31, 2007
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $         -         $       104
    Prepaid Expense                                    -                  -
    Loan Receivable Related Parties                3,800               3,800
                                             -----------         -----------
      Total Current Assets                         3,800               3,904
                                             -----------         -----------
  Property & Equipment, Net of Accumulated
    Depreciation of $1,130 and $883                  517                 682
                                             -----------         -----------
TOTAL ASSETS                                 $     4,317         $     4,586
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $    11,347         $     7,151
      Loans Payable                                3,370               3,270
      Shareholder Loans Payable                       37               5,406
                                             -----------         -----------
    Total Current Liabilities                     14,754              15,827
                                             -----------         -----------
  Total Liabilities                               14,754              15,827
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    29,835,570 at November 30, 2007
    and 24,767,370 at May 31, 2007               298,357             247,675
    Paid-in Capital                               (2,259)             (3,259)
    Deficit Accumulated during
    the Development Stage                       (306,535)           (255,657)
                                             -----------         -----------
    Total Stockholders' Equity                   (10,437)            (11,241)
                                             -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     4,317         $     4,586
                                             ===========         ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                       4

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage ENTERPRISE
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                            NOV 30, 2007   NOV 30, 2006    NOV 30, 2007
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                     165            165          1,130
                            ------------   ------------   ------------
    Gross Profit                   (165)          (165)        (1,130)

Operating Expenses
  General and Administrative     50,172         50,995        301,053
                            ------------   ------------   ------------
    Total Operating Expenses     50,172         50,995        301,053
                            ------------   ------------   ------------
    Loss from Operations        (50,337)       (51,160)      (302,183)
  Interest Expense                  541            512          4,352
                            ------------   ------------   ------------
Net Loss                    $   (50,878)   $   (51,672)   $  (306,535)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $     (.002)   $     (.003)
                            ============   ============

Weighted Average Shares
            Outstanding      29,835,570     16,198,375
                            ============   ============




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.










                                        5




CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
 (UNAUDITED)
                                    2007              2006
                               ------------      ------------
Revenues
  Net Sales                    $         -       $         -
  Cost of Sales                         82                82
                               ------------      ------------
    Gross Profit                       (82)              (82)

Operating Expenses
  General and Administrative        14,727            17,791
                               ------------      ------------
    Total Operating Expenses        14,727            17,791
                               ------------      ------------
    Loss from Operations           (14,809)          (17,873)
  Interest Expense                     330               222
                               ------------      ------------
Net Loss                       $   (15,139)      $   (18,095)
                               ============      ============

Basic and Diluted
  Net Loss per Common Share    $    (.001)       $   (.001)
                               ============      ============

Weighted Average Shares
            Outstanding         29,835,570        18,988,489
                               ============      ============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
















                                       6
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2005, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                          Number    At Par    Add'l                 Total
                            of       Value   Paid In  Accumulated  Stockholder
                          Shares     $.01    Capital   (Deficit)    Equity
Balance,                ----------- -------- --------- ---------- ----------
May 31, 2005             5,499,503  $ 54,995  $ (3,258) $(39,130) $  12,607

Convert Debt to
 Common Stock
 (See note Q)            6,145,975    61,460        -          -     61,460

Convert Professional
 Fees to Common Stock    1,000,000    10,000        -          -     10,000

Net Loss 2006                    -        -         -   (113,766)  (113,766)

Convert Debt to
 Common Stock
 (See note Q)           11,271,892   112,719        -          -    112,719

Convert Professional
 Fees to Common Stock      850,000     8,500        -          -      8,500

Net Loss 2007                    -         -        -   (102,761)  (102,761)
                        ----------- -------- --------- ---------- ----------
Balance,
 May 31, 2007           24,767,370   247,675   (3,259)  (255,657)   (11,241)

Convert Debt to
 Common Stock
 (See note Q)            3,368,200    33,682    1,000          -     34,682

Convert Professional
 Fees to Common Stock    1,700,000    17,000        -          -     17,000

Net Loss Nov 30, 2007            -         -        -    (50,878)   (50,878)
                        ----------- -------- --------- ---------- ----------
Balance
  November 30, 2007     29,835,570  $298,357 $ (2,259) $(306,535) $ (10,437)
                        =========== ======== ========= ========== ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                       7
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, MARCH 1, 2004, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                        2007        2006     NOVEMBER 30, 2007
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                        (267)    (43,426)       (90,974)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities               (267)    (43,426)       (90,974)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -      49,889         50,000
  Proceeds of loans from shareholders        -           -         39,319
  Repayment of loans - related company     (30)     (5,983)        (5,030)
  Proceeds of loans from related party     193           -         10,485
  Loans to related company                   -           -         (3,800)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities      163      43,906         90,974
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash         (104)        480              0

Cash and Cash Equivalents at
 Beginning of Period                       104           1              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $       0   $     481      $       0
                                     ==========  ==========     ==========




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                         8
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                   2007               2006
                                              ------------       ------------
  Net Income (Loss)                           $   (50,878)       $   (51,672)

  Add items not requiring outlay of cash:
   Depreciation and amortization                      165                165
   Convert related party debt to equity            29,250                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     4,196              3,082

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $      (267)       $   (43,426)
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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through November 30, 2007 and May 31, 2007 is $1,130 and $965, respectively.

Depreciation expense for the six months ended November 30, 2007 and 2006 is $165 and $165, respectively, and is included in the cost of sales.

NOTE E - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE F - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at November 30, 2007 and May 31, 2007 in the amounts of $3,370 and $3,270, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at November 30, 2007 and May 31, 2007 in the amounts of $37 and $5,406, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE G - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in internet
raffle activities.               11
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2007 totals approximately $300,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE I - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets
are as follows:                                        November 30, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $    300,000
                                                       ================
       Deferred tax asset (34%)                             102,000
       Valuation allowance                                 (102,000)
                                                       ----------------
       Net deferred tax asset                          $          0
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

                                   11
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $170 for funds advanced to the Company for its operations.
Green Energy Group, Inc. (f/k/a Maverick Energy Group, Inc.) is owed $2,500, and Core Medical Group, Inc. (f/k/a Swap and Shop.net Corp.) is owed $700.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended November 30, 2007 is approximately $26,640. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of Click to Raffle.com, Inc. The related company invoiced Click to Raffle.com, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, Click to Raffle.com, Inc. reduced a portion of its outstanding accounts payable to the related company by $61,460 by issuing the company 6,145,975 shares of its common voting shares. See Note P relating to the distribution of these shares. An additional 5,859,962 shares of common stock were issued to the related company in payment of accounts payable during the six months ended November 30, 2007. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at November 30, 2007.




                                   14
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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





                                  17
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2007 with the six months ended November 30, 2006
-------------------------------------------------------------------
Revenue for the six month periods ended November 30, 2007 and November 30, 2006 was $0.

Cost of sales, which includes depreciation expense, was $165for November 30, 2007 and $165 for May 31, 2007.

Operating expenses for the six months ended November 30, 2007 totaled $(50,172) compared to $(50,995) for the six months ended November 30, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current six-month period was $541 compared to $512 in the corresponding prior year period.

As a result of the incurrence of depreciation, administrative expenses and interest expense without the realization of revenues, the net loss for the six months ended November 30, 2007 was $(50,878) versus a net loss of $(51,672) in November 30, 2006.

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

January 15, 2008                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

January 15, 2008                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer





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

Date: January 15, 2008
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

Date: January 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer              23
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CLICK TO RAFFLE.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 15, 2008


[A signed original of this written statement required by Section 906 has been