Form 10QSB
period 2008-02-29
CLASSIFIED AD, INC.
filed 2008-04-15
CIK 1321499

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of February 29, 2008 the issuer had 30,236,470 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]

On March 3, 2005, A CLASSIFIED AD, Inc. received Cusip Number: 00089Y 10 9

On March 23, 2005, A CLASSIFIED AD, Inc. received CIK Number: 0001321499

(A CLASSIFIED AD, INC. changed its name to CLICK TO RAFFLE.COM, INC. on
  November 30, 2005.)
CLICK TO RAFFLE.COM, INC.            FORM 10-QSB           February 29, 2008
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise          Index                      PAGE NO.

PART I                         FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Report of Independent Registered Public Accounting Firm........3

        Balance Sheets
         February 29, 2008 and May 31, 2007............................4

        Statements of Operations
         Nine Months Ended February 29, 2008 and February 28, 2007
         and from Inception, March 1, 2004, through
         February 29, 2008.............................................5

         Three Months Ended February 29, 2008 and February 28, 2007 ...6

        Statement of Changes in Stockholders' Equity
         from Inception, March 1, 2004, through February 29, 2008......7

        Statement of Cash Flows
         Nine Months Ended February 29, 2008 and February 28, 2007 and
         from Inception, March 1, 2004, through February 29, 2008......8

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


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Click to Raffle.com, Inc.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of Click to Raffle.com, Inc. (f/k/a A Classified Ad, Inc.), a Development Stage Enterprise, as of February 29, 2008, the related statements of operations for the nine month periods ended February 29, 2008 and February 28, 2007 and Inception, March 1, 2004 through February 29, 2008, and the related statements of operations for three month periods ended February 29, 2008 and February 28, 2007, the statement of changes in stockholders' equity from March 1, 2004 through February 29, 2008 and the statement of cash flows for the nine month periods ended February 29, 2008 and February 28, 2007 and Inception, March 1, 2004 through February 29, 2008. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2008


                                        3

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                         February 29, 2008      MAY 31, 2007
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $         9         $       104
    Prepaid Expense                                    -                  -
    Loan Receivable Related Parties                3,800               3,800
                                             -----------         -----------
      Total Current Assets                         3,809               3,904
                                             -----------         -----------
  Property & Equipment, Net of Accumulated
    Depreciation of $1,130 and $883                  517                 682
                                             -----------         -----------
TOTAL ASSETS                                 $     4,326         $     4,586
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $    11,465         $     7,151
      Loans Payable                                3,370               3,270
      Shareholder Loans Payable                       37               5,406
                                             -----------         -----------
    Total Current Liabilities                     14,872              15,827
                                             -----------         -----------
  Total Liabilities                               14,872              15,827
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    30,236,470 at November 30, 2007
    and 24,767,370 at May 31, 2007               302,365             247,675
    Paid-in Capital                               (2,258)             (3,259)
    Deficit Accumulated during
    the Development Stage                       (310,653)           (255,657)
                                             -----------         -----------
    Total Stockholders' Equity                   (10,546)            (11,241)
                                             -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     4,326         $     4,586
                                             ===========         ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                       4

CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage ENTERPRISE
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                            INCEPTION
                                                          MARCH 1, 2004
                                                             THROUGH
                            FEB 29, 2008   FEB 28, 2007    FEB 29, 2008
                            ------------   ------------   ------------
Revenues
  Net Sales                 $         -    $         -    $         -
  Cost of Sales                     165            247          1,130
                            ------------   ------------   ------------
    Gross Profit                   (165)          (247)        (1,130)

Operating Expenses
  General and Administrative     54,172         65,633        305,053
                            ------------   ------------   ------------
    Total Operating Expenses     54,172         65,633        305,053
                            ------------   ------------   ------------
    Loss from Operations        (54,337)       (65,880)      (306,183)
  Interest Expense                  659            512          4,470
                            ------------   ------------   ------------
Net Loss                    $   (54,996)   $   (66,392)   $  (310,653)
                            ============   ============   ============

Basic and Diluted
  Net Loss per Common Share $     (.002)   $     (.004)
                            ============   ============

Weighted Average Shares
            Outstanding      30,236,470     17,388,103
                            ============   ============




Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.










                                        5




CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
 (UNAUDITED)
                               FEB 29, 2008      FEB 28, 2007
                               ------------      ------------
Revenues
  Net Sales                    $         -       $         -
  Cost of Sales                          -                82
                               ------------      ------------
    Gross Profit                         -               (82)

Operating Expenses
  General and Administrative         4,000            14,638
                               ------------      ------------
    Total Operating Expenses         4,000            14,638
                               ------------      ------------
    Loss from Operations            (4,000)          (14,720)
  Interest Expense                     118                 -
                               ------------      ------------
Net Loss                       $    (4,118)      $   (14,720)
                               ============      ============

Basic and Diluted
  Net Loss per Common Share    $    (.001)       $   (.001)
                               ============      ============

Weighted Average Shares
            Outstanding         30,236,470        19,767,560
                               ============      ============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
















                                       6
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2005, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                          Number    At Par    Add'l                 Total
                            of       Value   Paid In  Accumulated  Stockholder
                          Shares     $.01    Capital   (Deficit)    Equity
Balance,                ----------- -------- --------- ---------- ----------
May 31, 2005             5,499,503  $ 54,995  $ (3,258) $(39,130) $  12,607

Convert Debt to
 Common Stock
 (See note Q)            6,145,975    61,460        -          -     61,460

Convert Professional
 Fees to Common Stock    1,000,000    10,000        -          -     10,000

Net Loss 2006                    -        -         -   (113,766)  (113,766)

Convert Debt to
 Common Stock
 (See note Q)           11,271,892   112,719        -          -    112,719

Convert Professional
 Fees to Common Stock      850,000     8,500        -          -      8,500

Net Loss 2007                    -         -        -   (102,761)  (102,761)
                        ----------- -------- --------- ---------- ----------
Balance,
 May 31, 2007           24,767,370   247,675   (3,259)  (255,657)   (11,241)

Convert Debt to
 Common Stock
 (See note Q)            3,769,100    37,690    1,001          -     38,691

Convert Professional
 Fees to Common Stock    1,700,000    17,000        -          -     17,000

Net Loss Feb 29, 2008            -         -        -    (54,996)   (54,996)
                        ----------- -------- --------- ---------- ----------
Balance
  February 29, 2008     30,236,470  $302,365 $ (2,258) $(310,653) $ (10,546)
                        =========== ======== ========= ========== ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                       7
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, MARCH 1, 2004, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                                INCEPTION
                                                              MARCH 1, 2004
                                                                 THROUGH
                                   FEB 29, 2008  FEB 28, 2007  FEB 29, 2008
                                     ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers       $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                        (258)    (58,088)       (90,974)
  Income taxes paid                          -           -              -
  Interest paid                              -           -              -
  Interest received                          -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities               (258)    (58,088)       (90,974)
                                     ----------  ----------     ----------

Cash Flows From Investing Activities         -           -              -
                                     ----------  ----------     ----------
   Net Cash Flows Used in
        Investing Activities                 -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -      85,719         85,719
  Proceeds of loans from shareholders        -           -         39,328
  Repayment of loans form Shareholders       -     (21,169)       (35,719)
  Repayment of loans - related company     (30)     (5,983)        (5,030)
  Proceeds of loans from related party     193           -         10,485
  Loans to related company                   -           -         (3,800)
                                     ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities      163      58,567         90,983
                                     ----------  ----------     ----------
Net Increase / (Decrease) in Cash          (95)        479              9

Cash and Cash Equivalents at
 Beginning of Period                       104           1              0
                                     ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                       $       9   $     480      $       9
                                     ==========  ==========     ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                         8
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                              FEB 29, 2008       FEB 28, 2007
                                              ------------       ------------
  Net Income (Loss)                           $   (54,996)       $   (66,392)

  Add items not requiring outlay of cash:
   Depreciation and amortization                      165                247
   Convert related party debt to equity            33,259                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     4,314              3,057

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $      (258)       $   (58,088)
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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 29, 2008 and May 31, 2007 is $1,130 and $965, respectively.

Depreciation expense for the nine months ended February 29, 2008 and February 28, 2007 is $165 and $247, respectively, and is included in the cost of sales.

NOTE E - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE F - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at February 29, 2008 and May 31, 2007 in the amounts of $3,370 and $3,270, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at February 29, 2008 and May 31, 2007 in the amounts of $37 and $5,406, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE G - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in internet
raffle activities.               11
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 29, 2008 totals approximately $300,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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
                                                      February 29, 2008
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended February 29, 2008 is approximately $26,640. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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




                                   14
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 29, 2008 and February 28, 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed
                                  16
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due by September 4, 2007.

The new SEC 144 Rule will reduce eighteen (18) months off the time that the 144 restriction may be removed; and saves significant SEC registration fee costs for each company. This rule adopted by the SEC on December 15, 2007 assures that, 144 Private Placement shares will be automatically eligible for resale in six
(6) months.

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

Repayment of the promissory note will come from the following intended sources:
The SEC 144 Six (6) Month Rule was adopted on December 15, 2007 becoming effective on February 15, 2007. The Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

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









                                  17
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 29, 2008 with the nine months ended February 28, 2007
-------------------------------------------------------------------
Revenue for the nine month periods ended February 29, 2008 and February 28, 2007 was $0.

Cost of sales, which includes depreciation expense, was $165 for February 29, 2008 and $247 for February 28, 2007.

Operating expenses for the nine months ended February 29, 2008 totaled $(54,172) compared to $(65,633) for the nine months ended February 28, 2007. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense in the current nine-month period was $659 compared to $512 in the corresponding prior year period.

As a result of the incurrence of depreciation, administrative expenses and interest expense without the realization of revenues, the net loss for the nine months ended February 29, 2008 was $(54,996) versus a net loss of $(66,392) in February 28, 2007.

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

April 15, 2008                         By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 15, 2008                         By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer





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

Date: April 15, 2008
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

Date: April 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer              23
CLICK TO RAFFLE.COM, INC.
(f/k/a A Classified Ad, Inc.)
A Development Stage Enterprise

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CLICK TO RAFFLE.COM, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2008


[A signed original of this written statement required by Section 906 has been provided to CLICK TO RAFFLE.COM, INC. and will be retained by CLICK TO RAFFLE.COM, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has